Form 10-Q
period 2006-06-30
Ridgewood Energy O Fund LLC
filed 2006-11-21
CIK 1315061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2006
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________to___________________


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

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                   Page
     Item 1.  Financial Statements (Unaudited):
       Condensed Balance Sheets as of June 30, 2006 and December 31, 2005                           3
       Condensed Statements of Operations and Other Comprehensive Loss for the
          three months ended June 30, 2006 and 2005, for the six months ended
          June 30, 2006 and 2005, and for the period from December 21, 2004
          (Inception) to June 30, 2006                                                              4
       Condensed Statements of Cash Flows for the six months ended
          June 30, 2006 and 2005, and for the period from December 21, 2004
          (Inception) to June 30, 2006                                                              5
       Notes to Unaudited Condensed Financial Statements                                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition                          16
        and Results of Operations
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           23
     Item 4.  Controls and Procedures                                                              23

Part II - OTHER INFORMATION

     Item 5.  Other Information                                                                    26
     Item 6.  Exhibits                                                                             27

     SIGNATURES                                                                                    28

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY O FUND, LLC
                        (An exploratory stage enterprise)
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                         June 30, 2006        December 31, 2005
                                                                         -------------        -----------------
                         ASSETS
Current assets:
    Cash and cash equivalents                                            $  37,378,657          $   8,624,190
    Short-term investment in marketable securities                          40,274,641             73,914,750
    Interest receivable                                                              -                  2,455
    Prepaid expenses                                                            21,699                 55,957
                                                                         -------------          -------------
       Total current assets                                                 77,674,997             82,597,352
                                                                         -------------          -------------
Salvage fund                                                                 1,034,907              1,013,622
                                                                         -------------          -------------
Oil and gas properties
    Advances to operators for working interests and expenditures                     -              9,957,118
    Unproved properties                                                     20,809,854             16,873,053
                                                                         -------------          -------------
       Total oil and gas properties                                         20,809,854             26,830,171
                                                                         -------------          -------------
       Total assets                                                      $  99,519,758          $ 110,441,145
                                                                         =============          =============
            LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operators                                                     $  12,237,407          $   3,073,419
    Accrued expenses payable                                                   382,727                 74,100
    Due to affiliates (Note 7)                                                   4,520                 28,063
                                                                         -------------          -------------
       Total current liabilities                                            12,624,654              3,175,582
                                                                         -------------          -------------
Commitments and contingencies (Note 9)

Members' capital:
    Manager:
       Deficit accumulated during the exploratory stage                       (839,670)              (392,705)
       Accumulated other comprehensive income                                        -                    451
                                                                         -------------          -------------
       Manager's total                                                        (839,670)              (392,254)
                                                                         -------------          -------------
    Shareholders:
       Capital contributions (935 shares authorized;
          870.6486 issued and outstanding)                                 128,989,688            128,989,688
       Syndication costs                                                   (14,741,924)           (14,741,924)
       Deficit accumulated during the exploratory stage                    (26,512,990)            (6,634,554)
       Accumulated other comprehensive income                                        -                 44,607
                                                                         -------------          -------------
       Shareholders' total                                                  87,734,774            107,657,817
                                                                         -------------          -------------
       Total members' capital                                               86,895,104            107,265,563
                                                                         -------------          -------------
       Total liabilities and members' capital                            $  99,519,758          $ 110,441,145
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

                          RIDGEWOOD ENERGY O FUND, LLC
                        (An exploratory stage enterprise)
         CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                                                    For the period
                                                                                                                     December 21,
                                                   Three months ended                   Six months ended           2004 (Inception)
                                                        June 30,                            June 30,                   through
                                                 2006              2005              2006              2005          June 30, 2006
                                                 ----              ----              ----              ----          -------------
Revenue
   Oil and gas revenue                       $          -      $          -      $          -      $          -      $          -
                                             ------------      ------------      ------------      ------------      ------------
Expenses
   Dry-hole costs                            $ 15,358,615               $ -      $ 20,280,417               $ -      $ 20,800,436
   Investment fees to affiliate (Note 7)                -         2,131,894                 -         5,825,389         5,858,045
   Management fees to affiliate (Note 7)          806,193           746,730         1,612,386           916,547         4,140,016
   Other general and administrative
      expenses                                    118,928               661           205,109             5,661           406,128
                                             ------------      ------------      ------------      ------------      ------------
     Total expenses                            16,283,736         2,879,285        22,097,912         6,747,597        31,204,625
                                             ------------      ------------      ------------      ------------      ------------
     Loss from operations                     (16,283,736)       (2,879,285)      (22,097,912)       (6,747,597)      (31,204,625)

Other income
   Interest income                                923,481           432,969         1,772,511           432,969         3,851,965
                                             ------------      ------------      ------------      ------------      ------------
     Net loss                                 (15,360,255)       (2,446,316)      (20,325,401)       (6,314,628)      (27,352,660)

Other comprehensive (loss) income
   Unrealized (loss) on
        marketable securities                      (2,482)                -           (45,058)                -                 -
                                             ------------      ------------      ------------      ------------      ------------
     Total comprehensive loss                $(15,362,737)     $ (2,446,316)     $(20,370,459)     $ (6,314,628)     $(27,352,660)
                                             ============      ============      ============      ============      ============
     Manager - Net loss                      $   (277,687)     $   (107,779)     $   (446,965)     $   (134,002)     $   (839,670)

     Shareholders - Net loss                 $(15,082,568)     $ (2,338,537)     $(19,878,436)     $ (6,180,626)     $(26,512,990)
     Net loss per share                      $    (17,323)     $     (2,686)     $    (22,832)     $     (7,099)     $    (30,452)


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          RIDGEWOOD ENERGY O FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the period
                                                                                                     December 21,
                                                                        Six months ended            2004 (inception)
                                                                            June 30,                    through
                                                                     2006              2005          June 30, 2006
                                                                     ----              ----          -------------
Cash flows from operating activities
   Net loss                                                    $ (20,325,401)     $  (6,314,628)     $ (27,352,660)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities
     Dry-hole costs                                               20,280,417                  -         20,800,436
     Interest earned on marketable securities                     (1,405,065)                 -         (1,813,715)
     Interest earned on salvage fund                                 (21,285)                 -            (34,907)
     Changes in assets and liabilities
       Decrease in interest receivable                                 2,455                  -                  -
       Decrease (increase) in prepaid expenses                        34,258                  -            (21,699)
       Increase in accrued expenses payable                          314,627                  -            382,727
       (Decrease) increase in due to affiliates                      (10,043)           370,925              2,270
                                                               -------------      -------------      -------------
       Net cash used in operating activities                      (1,130,037)        (5,943,703)        (8,037,548)
                                                               -------------      -------------      -------------
Cash flows from investing activities
   Payments to operators for working interests and                         -                  -         (9,957,118)
      expenditures
   Capital expenditures for oil and gas properties                (5,096,112)                 -        (19,415,765)
   Funding of salvage fund                                                 -                  -         (1,000,000)
   Proceeds from the maturity of marketable securities            75,000,000                  -         75,000,000
   Investment in marketable securities                           (39,999,884)                 -       (113,460,926)
                                                               -------------      -------------      -------------
       Net cash provided by (used in) investing activities        29,904,004                  -        (68,833,809)
                                                               -------------      -------------      -------------
Cash flows from financing activities
   Contributions from shareholders                                         -        128,251,903        128,989,688
   Syndication costs paid                                            (19,500)       (13,981,506)       (14,739,674)
   Subscription receivable                                                 -         (1,762,260)                 -
                                                               -------------      -------------      -------------
       Net cash (used in) provided by financing activities           (19,500)       112,508,137        114,250,014
                                                               -------------      -------------      -------------
       Net increase in cash and cash equivalents                  28,754,467        106,564,434         37,378,657

       Cash and cash equivalents, beginning of period              8,624,190                  -                  -
                                                               -------------      -------------      -------------
       Cash and cash equivalents, end of period                $  37,378,657      $ 106,564,434      $  37,378,657
                                                               =============      =============      =============

Supplemental schedule of noncash investing activities
       Advances used for capital expenditures in oil
          and gas properties reclassified to unproved
          properties                                           $   9,957,118      $           -      $   9,957,118
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

2.   Summary of Significant Accounting Policies

     Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2005 included in the Fund's Annual Report Amendment No. 1 on Form 10/A ("Form 10/A").

     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances, and environmental liabilities. Actual results may differ from those estimates.

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

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale or retirement is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed for impairment. It is not the Manager's intention to sell any of the Fund's property interests.

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

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. As of June 30, 2006 and for the period December 21, 2004 (Inception) through June 30,2006, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                          June 30, 2006  December 31, 2005
                                          -------------  -----------------
          Balance - Beginning of period     $       -        $       -

          Liabilities incurred                233,938                -
          Liabilities settled                (233,938)               -
                                            ---------        ---------
          Balance - End of period           $       -        $       -
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of June 30, 2006 and December 31, 2005, no impairments were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of June 30, 2006 and December 31, 2005, the Fund did not have proved oil and natural gas reserves.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents / Salvage fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2006 and December 31, 2005, bank balances inclusive of the salvage fund exceeded federally insured limits by approximately $3 million and $9.4 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk. As of both June 30, 2006 and December 31, 2005, cash and cash equivalents of approximately $35.2 million and nil, respectively, are investments in three month US Treasury Notes.

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

The Fund adopted FSP 19-1 during the first quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. For the three and six months ended June 30, 2006 dry-hole costs were approximately $15.4 million and $20.3 million, respectively. There were no dry-hole costs for the three and six months ended June 30, 2005. For the period December 21, 2004 (Inception) through June 30, 2006 dry-hole costs were approximately $20.8 million.

The following table reflects the net changes in unproved properties for the six months ended June 30, 2006 and for the year ended December 31, 2005. As of June 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

                                              For the
                                             Six months         For the year
                                                ended              ended
                                            June 30, 2006     December 31, 2005
                                            -------------     -----------------
          Balance - beginning of period      $16,873,053        $         -

          Additions to capitalized
            exploratory well costs
            pending the determination
            of proved reserves                 3,936,801         16,873,053
                                             -----------        -----------

          Balance - end of period            $20,809,854        $16,873,053
                                             ===========        ===========


5. Short-term Investments in Marketable Securities inclusive of Salvage Fund

Short-term investments are comprised of US Treasury Notes with maturities greater than six months and are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held to maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments as of June 30, 2006 will mature in November 2006.

Available for sale securities are carried in the financial statements at fair value. The Fund had no short-term investments considered available for sale as of June 30, 2006. Available for sale investments as of December 31, 2005 matured in May 2006. The following table is a summary of short-term investments considered available for sale as of December 31, 2005.

                                  As of December 31, 2005
                              -------------------------------

                                                   Fair
                                   Cost           Value
                              --------------- ---------------
Available-for-Sale

    U.S. Treasury Notes         $73,869,692     $73,914,750


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

7.   Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. For both the six months ended June 30, 2005 and the period December 21, 2004 (Inception) through June 30, 2006, investment fees were approximately $5.9 million. Of this amount approximately $2 thousand and $16 thousand were included in due to affiliates as of June 30, 2006 and December 31, 2005, respectively. In 2006, there were no investment fees.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.8 million and $1.6 million were incurred and paid for the three months ended June 30, 2006 and for the six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, management fees of approximately $0.7 million and $0.9 million, respectively, were incurred and paid. Management fees of approximately $4.1 million were incurred and paid for the period from December 21, 2004 (Inception) through June 30, 2006.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of approximately $14.7 million. For both the six months ended June 30, 2005 and the period December 21, 2004 (Inception) through June 30, 2006, offering fees were approximately $4.6 million. Of this amount approximately $2 thousand and $12 thousand, respectively, were included in due to affiliates as of June 30, 2006 and December 31, 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2006 and December 31, 2005, the Manager owed the Fund nil and approximately $3 thousand for the overpayment of fees, which is included in due to affiliates.

In 2005, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.3 million and $1.3 million, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2). As of June 30, 2006 and December 31, 2005, approximately five hundred dollars and $4 thousand respectively, were included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

8.   Fair Value of Financial Instruments

As of June 30, 2006 and for the year ended December 31, 2005, the carrying value of cash and cash equivalents, short-term investments in marketable securities, and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds and short-term investments in three month US Treasury Notes.

9.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

On May 22, 2006 the Fund reported a claim to its insurance carrier for cost recovery of sidetrack operations related to the West Cameron 78/95 project. Subsequent to the sidetrack operations the project was determined to be a dry-hole. Through June 30, 2006 the Fund recorded dry-hole costs of approximately $7.5 million excluding any insurance recovery amounts. Insurance recovery proceeds will be recognized in a future period when reasonably estimable and assured.

     Hurricane Damage

During Hurricane Katrina, the West Delta 95 project sustained storm damage. During April 2006 recovery operations began with the removal of a bent section of the drill pipe, the installation of a structural support device and a new section of pipe so that drilling can resume. This phase of the recovery operation was successfully completed. Recovery operations were temporarily suspended in July 2006 due to the hurricane season. The Fund's portion of recovery costs through July 2006 approximated $8.4 million based on its promoted working interest. Through June 30, 2006 approximately $7.1 million of recovery costs were incurred and recorded in unproved properties on the Fund's balance sheet.

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

Due to the uncertainty surrounding the recovery operation, the Fund can not make a reasonable estimate of any expected insurance recovery. As such, no insurance recovery, related to the West Delta 95 recovery costs has been reflected in the accompanying financial statements.

10.   Subsequent Events

On July 17, 2006 the Fund acquired a 16.67% working interest in the South Pelto 9 project from the Operator, Newfield Exploration Company ("Newfield"). This is a one well project with a target depth of 17,700 feet. This well began drilling September 26, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's Annual Report Amendment No.1 on Form 10/A ("Form 10/A") filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a one-time investment fee (4.5%) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5%) payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions as additional compensation for its administrative and management services

Project Update

The Fund owns working interests in five offshore blocks and has participated in the drilling of five wells, of which one is in process, three were determined to be dry-holes as of March 20, 2006, May 22, 2006 and July 6, 2006 respectively, and one which began drilling September 26, 2006.

West Delta 95

The Fund acquired a 20% working interest in West Delta 95 from GOM Shelf LLC (Apache Corporation) ("Apache") and an 8.05% working interest from BP American Production Co. ("BP"), the Operator. In consideration of this interest the Fund paid a promote to Apache totaling approximately $3.1 million, on the first $25.4 million of drilling costs. The Fund is paying an 8.05% promote (two for one) to BP on the total drilling costs for the first well. Through June 30, 2006, the Fund has paid BP approximately $3.4 million in consideration for its interest. On May 11, 2005 the first well began drilling and if successful, it is likely that there will be five development wells to follow.

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

The final stages of the recovery operation are expected to begin during the first quarter of 2007 based upon the availability of a drilling rig. The drilling rig will drive a new caisson, a reinforcing support pipe, around the repaired pipe into the Gulf floor approximately 300 feet below the mud line and will extend up to the rig base. Once accomplished, the Operator will remove the coffer dam which will allow natural currents to fill in mud around the new caisson. The final step will be to remove the storm packer opening up the well so that drilling can resume. Although the Operator anticipates a successful recovery, there is still a possibility this may not be accomplished in which case the Operator would have to plug and abandon the well and determine if the well is to be re-drilled. The Fund's portion of the costs to be incurred for the final recovery stage is anticipated to be approximately $2.9 million assuming the storm packer is removed 27 days after the rig is on location and the total depth is reached 30 days after pulling the storm packer.

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

The well began drilling on January 10, 2006. Newfield encountered problems from the beginning with lost circulation problems and rig repairs. Evaluation of the well at both 14,500 feet and 15,500 feet indicated both zones contained sands with salt water and not hydrocarbons. On March 20, 2006 the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the six months ended June 30, 2006, for six months ended June 30, 2005, and for the period December 21, 2004 (Inception) through June 30, 2006 were approximately $4.1 million, nil and $4.4 million, respectively.

Eugene Island 334

The Fund acquired a 33.33% working interest from the Operator, Devon Energy Production ("Devon"). In consideration of this interest the Fund paid a promote of 1.33 to 1 on the total drilling costs. This is a one well project with a target depth of 17,000 feet. The well began drilling on March 25, 2006. On May 22, 2006 the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expense incurred by the Fund for the three months ended June 30, 2006, for the six months ended June 30, 2006, and for the period December 21, 2004 (Inception) through June 30, 2006 were approximately $4.6 million, $8.7 million and $8.9 million, respectively.

West Cameron 78/95

The Fund acquired a 30% working interest from the Operator, El Paso. In consideration of this interest the Fund paid a promote totaling approximately $1.5 million of the first $6.0 million of drilling costs. This was a one well project with a target depth of 14,500 feet. The well began drilling on April 21, 2006. Drilling went according to plan until the well reached a depth of 10,781 feet on May 17, 2006 when the drill string became stuck. The smaller drill pipe was recovered and the well was sidetracked (re-drilled) at a depth of 4,880 feet. On May 22, 2006 the Fund reported a claim to its insurance carrier for cost recovery of approximately $1.8 million for the sidetrack operations. Drilling continued to 14,500 feet and at which point electric logs were inserted into the pipe to detect the presence of hydrocarbons. Based on the results of the electric log assessment the well was determined to be a dry-hole. On July 6, 2006 the decision was made to plug and abandon the well. Dry-hole costs incurred by the Fund for the three months ended June 30, 2006, for the six months ended June 30, 2006, and for the period from December 21, 2004 (Inception) through June 30, 2006 totaled approximately $7.5 million, $7.5 million and $7.5 million, respectively, excluding any insurance recovery amounts. Total estimated dry-hole costs are approximately $7.8 million, including plug and abandonment charges, excluding any insurance recovery amounts. Insurance recovery proceeds, if any, will be recorded in future periods when reasonably assured and estimable.

South Pelto 9

On July 17, 2006, the Fund acquired a 16.67% working interest in the South Pelto 9 project. This is a one well project located offshore Louisianna. The well began drilling on September 26, 2006.

Results of Operations

For the six months ended June 30, 2006, the six months ended June 30, 2005, and for the period December 21, 2004 (Inception) through June 30, 2006, the Fund had operating losses of approximately $22.1 million, $6.7 million and $31.3 million, respectively. Losses for the three months ended June 30, 2006 are primarily a result of dry-hole costs of approximately $15.4 million. Inception to date operating losses of approximately $31.3 million are comprised of the onetime investment fee paid to the Manager of approximately $5.9 million, dry-hole costs of approximately $20.8 million, annual management fees of approximately $4.1 million and other general and administrative expenses totaling approximately $0.5 million.

The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. For the three and six months ended June 30, 2005, investment fees paid were approximately $2.1 million and $5.8 million, respectively. There were no investment fees incurred or paid during 2006 as the Fund was closed as of December 31, 2005.

Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs, inclusive of plug and abandonment costs, are recognized in the period in which the costs are incurred. For the three and six months ended June 30, 2006, and for the period December 21, 2004 (Inception) through June 30, 2006 dry-hole costs were approximately $15.4 million, $20.3 million, and $20.8 million, respectively. There were no dry-hole costs for the three and six months ended June 30, 2005 as the Fund was not participating in projects at that time.

The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. For the three months ended June 30, 2006, the six months ended June 30, 2006, and for the period December 21, 2004 (Inception) through June 30, 2006 management fees of approximately $0.8 million, $1.6 million and $4.1 million were incurred and paid. Management fees of approximately $0.7 million and $0.9 million, respectively, were incurred and paid for the three and six months ended June 30, 2005.

Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Fiduciary fees represent bank fees associated with the management of the Fund's short-term investment portfolio in US Treasury Notes and have increase in 2006 due to greater investment activity. Insurance expense represents premiums related to well control insurance and directors and officers liability policy and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $0.1 million, $0.2 million and $0.3 million were incurred and paid for the three months ended June 30, 2006, the six months ended June 30, 2006 and for the period December 21, 2004 (Inception) through June 30, 2006, respectively. General and administrative expenses of approximately $7 hundred dollars and $6 thousand dollars were incurred and paid for the three months and six months ended June 30, 2005, respectively.

Other Income

Other income is comprised solely of interest income and represents interest earned on money market accounts and short-term US Treasury Notes. For the three months ended June 30, 2006, for the six months ended June 30, 2006 and for the period December 21, 2004 (Inception) through June 30, 2006 other income totaled approximately $0.9 million, $1.8 million and $3.9 million. In 2006 the average monthly interest income increased as a result of higher interest rates in 2006 compared to 2005.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income is comprised solely of the unrealized gains or losses on short-term investments. For the three and six months ended June 30, 2006 unrealized losses were approximately $2 thousand and $45 thousand, respectively. The unrealized loss for the six months ended June 30, 2006 resulted from the reversal of unrealized holding gains recorded on short-term investments which matured during the period. There are no short term investments classified as available for sale at June 30, 2006.

Capital Resources and Liquidity

Cash and cash equivalents increased by $28.8 million during the first six months of 2006 from $8.6 million at December 31, 2005 to $37.4 million at June 30, 2006. In addition to cash and cash equivalents, the Fund had $40.3 million of available capital invested in six month US Treasury Notes at June 30, 2006. The increase in cash and cash equivalents is a result of an investment of approximately $35.2 million from short-term US Treasury Notes classified as cash equivalents partially offset by capital expenditures relating to oil and natural gas properties of approximately $5.1 million and the net payment of operating and financing expenses offset by interest earned totaling $1.3 million.

Operating cash used for the period December 21, 2004 (Inception) through June 30, 2006 of approximately $8.1 million relates primarily to investment and management fees paid to the Manager approximating $10.0 million partially offset by the interest income received in money market funds and short term investments. Cash used in operating activities for the six months ended June 30, 2006 was attributable primarily to the payment of management fees and various general and administrative expenses partially offset by interest received on money market funds and short-term investments.

Net cash used in investing activities for the period December 21, 2004 (Inception) through June 30, 2006 included approximately $19.4 million used for capital expenditures and approximately $9.9 million which the Fund advanced to operators for working interests and expenditures to be utilized for 2006 exploration and development activities. The remaining capital of approximately $113.5 million has been placed in short-term US Treasury Notes until such time that cash is needed for future oil and natural gas investment purposes. Net cash used in investing activities for the six months ended June 30, 2006 of approximately $5.1 million related to the West Delta 95, Eugene Island 334, Eugene Island 357 and West Cameron 78/95 projects.

Net cash provided by financing activities for the period December 21, 2004 (Inception) through June 30, 2006 represents approximately $114.3 million net proceeds from the sale of shares of the Fund, which was comprised of approximately $129.0 million shareholder contributions less syndication costs totaling approximately $14.7 million. Net cash used in financing activities for the six months ended June 30, 2006 of approximately $20 thousand represents the payment of syndication costs.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through June 30, 2006.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2006, such estimated capital expenditures to be spent total approximately $51.9 million, all of which is expected to be paid out of unspent capital contributions within the following 12 months.

After consideration of the identified projects as well as projected fund expenses and salvage fund requirements, the Fund is projecting remaining cash reserves to be utilized for future projects of approximately $20.6 million.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of June 30, 2006                         Total Project         Spent Through         To be Spent
($ Millions)                                    Costs             June 30, 2006       Next 12 Months
                                         --------------------   ------------------   ------------------
Projects
        West Delta 95                                 $ 72.6               $ 20.8               $ 51.8
        Eugene Island 357 (i)                            4.4                  4.4                    -
        Eugene Island 334 (ii)                           8.9                  8.9                    -
        West Cameron 78/95 (iii)                         7.5                  7.5                    -
                                         --------------------   ------------------   ------------------
                                                      $ 93.4               $ 41.6               $ 51.8
                                         ====================   ==================   ==================

     (i)Eugene Island 357 was determined to be a dry-hole in March 2006.
    (ii)Eugene Island 334 was determined to be a dry-hole in May 2006.
   (iii)West Cameron 78/95 was determined to be a dry-hole in July 2006.


On July 17, 2006, the Fund acquired a 16.67% working interest in South Pelto 9 from the Operator, Newfield. In consideration of this interest the Fund will pay a promote of 1.4 to 1 totaling approximately $1.0 million on the first $3.7 million of drilling costs. This project is scheduled to begin drilling in September 2006. This is a one well project with a target depth of 17,700 feet. Total budgeted costs to the Fund are estimated to be $5.2 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the six months ended June 30, 2006, does not differ materially from that discussed under Item 2C of the Fund's 2005 Annual Report Amendment No. 1 Form 10/A ("Form 10/A") filed with the SEC.

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

The Fund carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO have concluded that as of June 30, 2006 ("Evaluation Date"), our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses described below.

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

(b)     Changes in Internal Control over Financial Reporting

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's most recent fiscal quarter, the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As reported in Note 12 of the Fund's 2005 Form 10/A filed on November 13, 2006, subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. These accounting errors, which are the result of material weaknesses, also existed as of June 30, 2006 and therefore are reported in this Form 10-Q.

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

Part II. Other Information

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: November 21, 2006                RIDGEWOOD ENERGY O FUND, LLC

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