Form 10-Q
period 2006-09-30
Ridgewood Energy O Fund LLC
filed 2006-11-30
CIK 1315061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________to_______________________


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


     As of November 30, 2006 there were 870.6486 shares of membership interest of the registrant outstanding.

                                     Table of Contents

Part I - FINANCIAL INFORMATION                                                                    Page

     Item 1.  Financial Statements (Unaudited):
       Condensed Balance Sheets as of September 30, 2006 and December 31, 2005                      3
       Condensed Statements of Operations and Other Comprehensive Loss for the
         three months ended September 30, 2006 and 2005, for the nine months ended
         September 30, 2006 and 2005, and for the period from December 21, 2004
         (Inception) to September 30, 2006                                                          4
       Condensed Statements of Cash Flows for the nine months ended
         September 30, 2006 and 2005, and for the period from December 21, 2004
         (Inception) to September 30, 2006                                                          5
       Notes to Unaudited Condensed Financial Statements                                            6
     Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                                   16
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           24
     Item 4.  Controls and Procedures                                                              24

Part II - OTHER INFORMATION

     Item 5.  Other Information                                                                    27
     Item 6.  Exhibits                                                                             28

     SIGNATURES                                                                                    29

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY O FUND, LLC
                        (An exploratory stage enterprise)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30, 2006      December 31, 2005
                                                                        ------------------      -----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $  24,721,718           $   8,624,190
     Short-term investment in marketable securities                          40,780,194              73,914,750
     Interest receivable                                                         25,282                   2,455
     Prepaid expenses                                                            66,971                  55,957
                                                                          -------------           -------------

         Total current assets                                                65,594,165              82,597,352
                                                                          -------------           -------------

Salvage fund                                                                  1,046,977               1,013,622
                                                                          -------------           -------------

Oil and gas properties
     Advances to operators for working interests and expenditures             3,107,792               9,957,118
     Unproved properties                                                     22,995,822              16,873,053
                                                                          -------------           -------------

         Total oil and gas properties                                        26,103,614              26,830,171
                                                                          -------------           -------------

         Total assets                                                     $  92,744,756           $ 110,441,145
                                                                          =============           =============

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
     Due to operators                                                     $   5,997,107           $   3,073,419
     Accrued expenses payable                                                   123,228                  74,100
     Due to affiliates (Note 7)                                                       -                  28,063
                                                                          -------------           -------------

         Total current liabilities                                            6,120,335               3,175,582
                                                                          -------------           -------------

Commitments and contingencies (Note 9)

Members' capital:
     Manager:
         Deficit accumulated during the exploratory stage                      (963,211)               (392,705)
         Accumulated other comprehensive income                                       -                     451
                                                                          -------------           -------------

         Manager's total                                                       (963,211)               (392,254)
                                                                          -------------           -------------

     Shareholders:
         Capital contributions (935 shares authorized;
            870.6486 issued and outstanding)                                128,989,688             128,989,688
         Syndication costs                                                  (14,741,924)            (14,741,924)
         Deficit accumulated during the exploratory stage                   (26,660,132)             (6,634,554)
         Accumulated other comprehensive income                                       -                  44,607
                                                                          -------------           -------------

         Shareholders' total                                                 87,587,632             107,657,817
                                                                          -------------           -------------

         Total members' capital                                              86,624,421             107,265,563
                                                                          -------------           -------------

         Total liabilities and members' capital                           $  92,744,756           $ 110,441,145
                                                                          =============           =============


                 The accompanying notes are an integral part of these condensed financial statements.

                          RIDGEWOOD ENERGY O FUND, LLC
                        (An exploratory stage enterprise)
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                                                For the period
                                                                                                               December 21, 2004
                                                     Three months ended                                           (Inception)
                                                       September 30,                   Nine months ended           through
                                                       -------------                      September 30,          September 30,
                                                     2006           2005             2006             2005           2006
                                                     ----           ----             ----             ----           ----
Revenue
    Oil and gas revenues                         $          -    $          -    $          -    $          -    $          -
                                                 ------------    ------------    ------------    ------------    ------------


Expenses
    Investment fees to affiliate (Note 7)        $          -    $     32,656    $          -    $  5,858,045    $  5,858,045
    Dry-hole costs                                    307,646               -      20,588,063               -      21,108,082
    Management fees to affiliate (Note 7)             806,193         804,891       2,418,579       1,721,438       4,946,209
    Other general and administrative expenses         105,402          36,184         310,511         140,555         511,530
                                                 ------------    ------------    ------------    ------------    ------------
            Total expenses                          1,219,241         873,731      23,317,153       7,720,038      32,423,866
                                                 ------------    ------------    ------------    ------------    ------------

            Loss from operations                   (1,219,241)       (873,731)    (23,317,153)     (7,720,038)    (32,423,866)

Other income
    Interest income                                   948,558         804,106       2,721,069       1,237,075       4,800,523
                                                 ------------    ------------    ------------    ------------    ------------

            Net loss                                 (270,683)        (69,625)    (20,596,084)     (6,482,963)    (27,623,343)

Other comprehensive (loss) income
    Unrealized (loss) on
       marketable securities                                -               -         (45,058)              -               -
                                                 ------------    ------------    ------------    ------------    ------------

            Total comprehensive loss             $   (270,683)   $    (69,625)   $(20,641,142)   $ (6,482,963)   $(27,623,343)
                                                 ============    ============    ============    ============    ============

            Manager - Net (loss) income          $   (123,542)   $   (118,120)   $   (570,506)   $   (266,928)   $   (963,211)

            Shareholders - Net loss              $   (147,141)   $     48,495    $(20,025,578)   $ (6,216,035)   $(26,660,132)
            Net (loss) income per share          $       (169)   $         56    $    (23,001)   $     (7,140)   $    (30,621)



                            The accompanying notes are an integral part of these condensed financial statements.

                          RIDGEWOOD ENERGY O FUND, LLC
                        (An exploratory stage enterprise)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    For the period
                                                                                                                  December 21, 2004
                                                                                        Nine months ended            (inception)
                                                                                          September 30,                through
                                                                                          -------------              September 30,
                                                                                    2006               2005              2006
                                                                                    ----               ----              ----
Cash flows from operating activities
      Net loss                                                                $ (20,596,084)    $  (6,482,963)    $ (27,623,343)
      Adjustments to reconcile net loss to net cash
         used in operating activities
           Dry-hole costs                                                        20,588,063                 -        21,108,082
           Interest earned on marketable securities                              (1,910,618)                -        (2,319,268)
           Interest earned on salvage fund                                          (33,355)                -           (46,977)
           Changes in assets and liabilities
                Increase in interest receivable                                     (22,827)                -           (25,282)
                Increase in prepaid expenses                                        (11,014)          (57,093)          (66,971)
                Increase in accrued expenses payable                                 55,128            36,075           123,228
                (Decrease) increase in due to affiliates                            (12,313)           15,927                 -
                                                                              -------------     -------------     -------------

                Net cash used in operating activities                            (1,943,020)       (6,488,054)       (8,850,531)
                                                                              -------------     -------------     -------------

Cash flows from investing activities
      Payments to operators for working interests and expenditures               (3,107,792)      (10,197,020)      (13,064,910)
      Capital expenditures for oil and gas properties                           (13,830,026)       (1,216,928)      (28,149,679)
      Funding of salvage fund                                                             -                 -        (1,000,000)
      Proceeds from the sale of marketable securities                            75,000,000                 -        75,000,000
      Investment in marketable securities                                       (39,999,884)                -      (113,460,926)
                                                                              -------------     -------------     -------------

                Net cash provided by (used in) investing activities              18,062,298       (11,413,948)      (80,675,515)
                                                                              -------------     -------------     -------------

Cash flows from financing activities
      Contributions from shareholders                                                     -       128,989,688       128,989,688
      Subscription receivable                                                             -           (75,000)                -
      Syndication costs paid                                                        (21,750)      (14,612,704)      (14,741,924)
                                                                              -------------     -------------     -------------

                Net cash (used in) provided by financing activities                 (21,750)      114,301,984       114,247,764
                                                                              -------------     -------------     -------------

                Net increase in cash and cash equivalents                        16,097,528        96,399,982        24,721,718

                Cash and cash equivalents, beginning of period                    8,624,190                 -                 -
                                                                              -------------     -------------     -------------

                Cash and cash equivalents, end of period                      $  24,721,718     $  96,399,982     $  24,721,718
                                                                              =============     =============     =============

Supplemental schedule of non-cash investing activities
                Advances used for capital expenditures in oil
                   and gas properties reclassified to unproved properties     $   9,957,118     $           -     $   9,957,118
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

     Advances to Operators for Working Interests and Expenditures

Each participation agreement the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the payments are capitalized as unproved properties.

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

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. As of September 30, 2006 and for the period December 21, 2004 (Inception) through September 30, 2006, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Direct costs associated with offering the Fund's shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as incurred as dry-hole costs.

                                       September 30, 2006
                                       ------------------
Balance - Beginning of period               $       -

Liabilities incurred                          549,632
Liabilities settled                          (549,632)
                                            ---------
Balance - End of period                     $       -
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of September 30, 2006 and December 31, 2005, no impairments were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of September 30, 2006 and December 31, 2005, the Fund did not have proved oil and natural gas reserves.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents / Salvage fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2006 and December 31,

2005, bank balances inclusive of the salvage fund exceeded federally insured limits by approximately $7.4 million and $9.4 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk. As of September 30, 2006 and December 31, 2005, cash and cash equivalents of approximately $18.1 million and nil, respectively, are investments in three month US Treasury Notes.

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

The Fund adopted FSP 19-1 during the first quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. For the three and nine months ended September 30, 2006 dry-hole costs were approximately $0.3 million and $20.6 million, respectively. There were no dry-hole costs for the three and nine months ended September 30, 2005. For the period December 21, 2004 (Inception) through September 30, 2006 dry-hole costs were approximately $21.1 million.

The following table reflects the net changes in unproved properties for the nine months ended September 30, 2006 and for the year ended December 31, 2005. As of

September 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

                                                            Nine months              For the year
                                                               ended                     ended
                                                         September 30, 2006        December 31, 2005
                                                         ------------------        -----------------

Balance - beginning of period                             $  16,873,053             $           -

Additions to capitalized exploratory well costs
  pending the determination of proved reserves                6,122,769                16,873,053
                                                          -------------             -------------

Balance - end of period                                   $  22,995,822             $  16,873,053
                                                          -------------             -------------


5. Short-term Investments in Marketable Securities inclusive of Salvage Fund

Short-term investments are comprised of US Treasury Notes with maturities greater than three months and are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held to maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments as of September 30, 2006 will mature in November 2006.

Available for sale securities are carried in the financial statements at fair value. The Fund had no short-term investments considered available for sale as of September 30, 2006. Available for sale investments as of December 31, 2005 matured in May 2006. The following table is a summary of short-term investments considered available for sale as of December 31, 2005.

                                   As of December 31, 2005
                              --------------------------------

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

7.   Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. For both the nine months ended September 30, 2005 and the period December 21, 2004 (Inception) through September 30, 2006, investment fees were approximately $5.9 million. Of this amount approximately nil and $16 thousand were included in due to affiliates as of September 30, 2006 and December 31, 2005, respectively. In 2006, there were no investment fees.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. For the three months ended September 30, 2006 and for the nine months ended September 30, 2006, management fees of approximately $0.8 million and $2.4 million, respectively, were incurred and paid. For the three and nine months ended September 30, 2005, management fees of approximately $0.8 million and $1.7 million, respectively, were incurred and paid. Management fees of approximately $4.9 million were incurred and paid for the period from December 21, 2004 (Inception) through September 30, 2006.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of approximately $14.7 million. For both the nine months ended September 30, 2005 and the period December 21, 2004 (Inception) through September 30, 2006, offering fees were approximately $4.6 million. Of this amount approximately nil and $12 thousand, respectively, were included in due to affiliates as of September 30, 2006 and December 31, 2005. There were no offering fees incurred in 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2006 and December 31, 2005, the Manager owed the Fund nil and approximately $3 thousand for the overpayment of fees, which is included in due to affiliates.

In 2005, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.3 million and $1.3 million, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2). As of September 30, 2006 and December 31, 2005, approximately nil and $4 thousand respectively, were included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

8.   Fair Value of Financial Instruments

As of September 30, 2006 and for the year ended December 31, 2005, the carrying value of cash and cash equivalents, short-term investments in marketable securities, and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds and short-term investments in three month US Treasury Notes.

9.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

On May 22, 2006 the Fund reported a claim to its insurance carrier for cost recovery of sidetrack operations related to the West Cameron 78/95 project. Subsequent to the sidetrack operations the project was determined to be a dry-hole. Through September 30, 2006 the Fund recorded dry-hole costs of approximately $7.8 million excluding any insurance recovery amounts related to the West Cameron 78/95 project. Insurance recovery proceeds will be recognized in a future period when reasonably estimable and assured.

     Hurricane Damage

During Hurricane Katrina, the West Delta 95 project sustained storm damage. During April 2006 recovery operations began with the removal of a bent section of the drill pipe, the installation of a structural support device and a new section of pipe so that drilling can resume. This phase of the recovery operation was successfully completed. Recovery operations were temporarily suspended in September 2006 due to the hurricane season. Through September 30, 2006 approximately $9.3 million of recovery costs were incurred and recorded in unproved properties on the Fund's balance sheet.

The final phase of the recovery operation is anticipated to begin in December 2006. Although the Operator anticipates a successful recovery, there is the risk that this may not be accomplished. Based on current estimates the Fund's portion of the costs to be incurred for the final recovery stage is approximately $2.9 million.

The Fund has informed its insurance carrier of its intention to file a claim to be reimbursed for the West Delta 95 project recovery costs. If the recovery plan is not successful, the Operator and other working interest owners will determine if the well will be re-drilled. Current estimates of the total costs to all working interest owners associated with a re-drill of the well are approximately $37 million. The Fund believes that should a re-drill occur, some, but not all, of its pro rata portion of the re-drill costs will be covered by insurance, although it is not possible at this time to make an estimate of what may or may not be covered.

Due to the uncertainty surrounding the recovery operation, the Fund can not make a reasonable estimate of any expected insurance recovery. As such, no insurance recovery related to the West Delta 95 recovery costs has been reflected in the accompanying financial statements.

10.  Subsequent Events

The South Pelto 9 project began drilling in September 2006 and was declared an exploratory success in mid-November 2006. The Operator estimates that it will take approximately six months to complete the well, build and install a small structure to protect the well and lay the three miles of new pipeline to the existing production platform. Based on the current schedule, the well is expected to be on production by late spring 2007. Total budgeted costs to the Fund are estimated to be $5.2 million.

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

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a onetime investment fee (4.5%) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5%) payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions as additional compensation for its administrative and management services.

Project Update

Since inception in December 2004, the Fund has acquired an interest in five offshore projects and has participated in the drilling of five wells. Three of the five projects resulted in dry-holes and one of the projects, South Pelto 9, was successful. The remaining project, West Delta 95, is in process.

West Delta 95

The Fund acquired a 20% working interest in West Delta 95 from GOM Shelf LLC (Apache Corporation) ("Apache") and an 8.05% working interest from BP American Production Co. ("BP"), the Operator. In consideration of this interest the Fund paid a promote to Apache totaling approximately $3.1 million, on the first $25.4 million of drilling costs. The Fund is paying an 8.05% promote (two for one) to BP on the total drilling costs for the first well. Through September 30, 2006, the Fund has paid BP approximately $4.2 million in consideration for its interest. On May 11, 2005 the first well began drilling and if successful, it is likely that there will be five development wells to follow.

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

Recovery operations were suspended in July 2006 and drilling will not resume until subsequent to the 2006 hurricane season. Through September 2006, approximately $23.3 million has been incurred by all working interest owners since Hurricane Katrina. The Fund's estimated portion of costs incurred through September 2006 is approximately $8.4 million.

The final stages of the recovery operation are scheduled to commence in early December and provided the final recovery work proceeds as planned, the Fund would have drilling results in early February 2007. The drilling rig will drive a new caisson, a reinforcing support pipe, around the repaired pipe into the Gulf floor approximately 300 feet below the mud line and will extend up to the rig base. Once accomplished, the Operator will remove the coffer dam which will allow natural currents to fill in mud around the new caisson. The final step will be to remove the storm packer opening up the well so that drilling can resume. Although the Operator anticipates a successful recovery, there is still a possibility this may not be accomplished in which case the Operator would have to plug and abandon the well and determine if the well is to be re-drilled. The Fund's portion of the costs to be incurred for the final recovery stage is anticipated to be approximately $2.9 million assuming the storm packer is removed 27 days after the rig is on location and the total depth is reached 30 days after pulling the storm packer.

The Fund has notified its insurance carrier of its intention to file a claim for the costs of recovering the West Delta 95 well. If the recovery plan is not successful, the Operator and other working interest owners will determine if the well will be re-drilled. Current estimates of the total costs to all working interest owners associated with a re-drill of the well are $37 million. The Fund believes that should a re-drill occur, some, but not all, of its pro rata portion of the re-drill costs will be covered by insurance. It is not possible at this time to make an estimate of what insurance may cover.

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

The well began drilling on January 10, 2006. Newfield encountered problems from the beginning with lost circulation problems and rig repairs. Evaluation of the well at both 14,500 feet and 15,500 feet indicated both zones contained sands with salt water and not hydrocarbons. On March 20, 2006 the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the three months ended September 30, 2006, for nine months ended September 30, 2006, and for the period December 21, 2004 (Inception) through September 30, 2006 were approximately $37 thousand, $4.1 million and $4.4 million, respectively.

Eugene Island 334

The Fund acquired a 33.33% working interest from the Operator, Devon Energy Production ("Devon"). In consideration of this interest the Fund paid a promote of 1.33 to 1 on the total drilling costs. This is a one well project with a target depth of 17,000 feet. The well began drilling on March 25, 2006. On May 22, 2006 the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expense incurred by the Fund for the three months ended September 30, 2006, for the nine months ended September 30, 2006, and for the period December 21, 2004 (Inception) through September 30, 2006 were approximately nil, $8.7 million and $8.9 million, respectively.

West Cameron 78/95

The Fund acquired a 30% working interest from the Operator, El Paso Corporation ("El Paso"). In consideration of this interest the Fund paid a promote totaling approximately $1.5 million of the first $6.0 million of drilling costs. This was a one well project with a target depth of 14,500 feet. The well began drilling on April 21, 2006. Drilling went according to plan until the well reached a depth of 10,781 feet on May 17, 2006 when the drill string became stuck. The smaller drill pipe was recovered and the well was sidetracked (re-drilled) at a depth of 4,880 feet. On May 22, 2006 the Fund reported a claim to its insurance carrier for cost recovery of approximately $1.8 million for the sidetrack operations. Drilling continued to 14,500 feet and at which point electric logs were inserted into the pipe to detect the presence of hydrocarbons. Based on the results of the electric log assessment the well was determined to be a dry-hole. On July 6, 2006 the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the three months ended September 30, 2006, for the nine months ended September 30, 2006, and for the period from December 21, 2004 (Inception) through September 30, 2006 totaled approximately $0.3 million, $7.8 million and $7.8 million, respectively, excluding any insurance recovery amounts. Insurance recovery proceeds, if any, will be recorded in future periods when reasonably assured and estimable.

South Pelto 9

On July 17, 2006 the Fund acquired a 16.67% working interest from the Operator, Newfield. In consideration of this interest the Fund will pay a promote of 1.4 to 1 totaling approximately $1.0 million on the first $3.7 million of drilling costs. The project began drilling in September 2006 and was declared an exploratory success in mid-November 2006. The Operator estimates that it will take approximately six months to complete the well, build and install a small structure to protect the well and lay the three miles of new pipeline to the existing production platform. Based on the current schedule, the well is expected to be on production by late spring. Total budgeted costs to the Fund are estimated to be $5.2 million. For the three months ended September 30, 2006, the Fund has made advances to the operator for working interests and capital expenditures of approximately $3.7 million, of this amount approximately $0.6 million of actual capital expenditures has been incurred through September 30, 2006.

Results of Operations

For the nine months ended September 30, 2006, the nine months ended September 30, 2005, and for the period December 21, 2004 (Inception) through September 30, 2006, the Fund had operating losses of approximately $23.3 million, $7.7 million and $32.4 million, respectively. Inception to date operating losses of approximately $32.4 million are primarily comprised of the onetime investment fee paid to the Manager of approximately $5.9 million, dry-hole costs of approximately $21.1 million and annual management fees of approximately $4.9 million. For the nine months ended September 30, 2006 operating losses of approximately $23.3 million are primarily comprised of dry-hole costs of approximately $20.6 million and annual management fees of approximately $2.4 million. For the three months ended September 30, 2006 and September 30, 2005, the Fund had operating losses of approximately $1.2 million and $0.9 million, respectively. For the three months ended September 30, 2006, operating losses of approximately $1.2 million are primarily comprised of dry-hole costs of approximately $0.3 million and annual management fees of approximately $0.8 million. For the three months ended September 30, 2005 operating losses of approximately $0.9 million are primarily comprised of annual management fees of approximately $0.8 million.

The Manager is paid a onetime investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. For the three and nine months ended September 30, 2005, investment fees paid were approximately $33 thousand and $5.9 million, respectively. There were no investment fees incurred or paid during 2006 as the Fund was closed as of December 31, 2005.

Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs, inclusive of plug and abandonment costs, are recognized in the period in which the costs are incurred. For the three and nine months ended September 30, 2006, and for the period December 21, 2004 (Inception) through September 30, 2006 dry-hole costs were approximately $0.3 million, $20.6 million, and $21.1 million, respectively, primarily due to the determination that Eugene Island 357, Eugene Island 334 and West Cameron 78/95 were dry-holes. There were no dry-hole costs for the three and nine months ended September 30, 2005 as the Fund was not participating in projects at that time.

The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. For the three months ended September 30, 2006, the nine months ended September 30, 2006, and for the period December 21, 2004 (Inception) through September 30, 2006 management fees of approximately $0.8 million, $2.4 million and $4.9 million were incurred and paid. Management fees of approximately $0.8 million and $1.7 million, respectively, were incurred and paid for the three and nine months ended September 30, 2005.

Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Fiduciary fees represent bank fees associated with the management of the Fund's short-term investment portfolio in US Treasury Notes and have increased in 2006 due to greater investment activity. Insurance expense represents premiums related to well control insurance and directors and officers liability policy and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $0.1 million, $0.3 million and $0.5 million were incurred for the three months ended September 30, 2006, the nine months ended September 30, 2006 and for the period December 21, 2004 (Inception) through September 30, 2006, respectively. General and administrative expenses of approximately $36 thousand and $0.1 million were incurred and paid for the three months and nine months ended September 30, 2005, respectively.

Other Income

Other income is comprised solely of interest income and represents interest earned on money market accounts and short-term US Treasury Notes. For the three months ended September 30, 2006, for the nine months ended September 30, 2006 and for the period December 21, 2004 (Inception) through September 30, 2006 other income totaled approximately $0.9 million, $2.7 million and $4.8 million. In 2006, the average monthly interest income increased as a result of higher interest rates in 2006 compared to 2005.

Other Comprehensive (Loss) Income

Other comprehensive loss is comprised solely of the unrealized losses on short-term investments. For the three and nine months ended September 30, 2006 unrealized losses were approximately nil and $45 thousand, respectively. The unrealized loss for the nine months ended September 30, 2006 resulted from the reversal of previously recognized unrealized holding gains recorded on short-term investments which matured during the period. There are no short term investments classified as available for sale at September 30, 2006.

Capital Resources and Liquidity

Cash flows used in operating activities for the nine months ended September 30, 2006 were approximately $1.9 million, primarily related to payment for management and investment fees of approximately $2.4 million and $16 thousand, respectively, offset by interest income of approximately $0.6 million.

Cash flows used in operating activities for the nine months ended September 30, 2005 were approximately $6.5 million, primarily related to payments for management fees and investment fees of approximately $1.7 million and approximately $5.9 million, respectively, offset by interest income of approximately $1.2 million.

Cash flows used in operating activities for the period December 21, 2004 (Inception) through September 30, 2006 were approximately $8.9 million, primarily related to payments for management and investment fees of approximately $4.9 million and $5.9 million, respectively, offset by interest income of approximately $1.0 million.

Cash flows provided by investing activities for the nine months ended September 30, 2006 were approximately $18.1 million, primarily related to expenditures of approximately $3.1 million for payments to operators for working interests and expenditures for 2006 exploration and development activities and approximately $13.8 million of capital expenditures for oil and natural gas properties. Additionally, the Fund made investments in marketable securities of approximately $40 million, inclusive of the salvage fund, of which approximately $75.0 million matured during May 2006.

Cash flows used in investing activities for the nine months ended September 30, 2005 were approximately $11.4 million, primarily related to cash expenditures of approximately $10.2 million for payments to operators for working interests and expenditures and approximately $1.2 million of capital expenditures for oil and natural gas properties.

Cash flows used in investing activities for the period December 21, 2004 (Inception) through September 30, 2006 were approximately $80.7 million, primarily related to expenditures of approximately $13.1 million for payments to operators for working interests and expenditures for 2006 exploration and development activities and approximately $28.1 million of capital expenditures for oil and natural gas properties. Additionally, the Fund made investments in marketable securities of approximately $114.5 million, inclusive of the salvage fund, of which approximately $75.0 million matured during May 2006.

Cash flows used in financing activities for the nine months ended September 30, 2006 were approximately $22 thousand related to cash expenditures for payment of syndication costs.

Cash flows provided by financing activities for the nine months ended September 30, 2005 and for the period December 21, 2004 (Inception) through September 30, 2006 were approximately $114.3 million, primarily related to cash receipts of approximately $129 million obtained from our private offering, offset by approximately $14.7 million of payments for syndication costs.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2006, such estimated capital expenditures to be spent total approximately $51.8 million, all of which is expected to be paid out of unspent capital contributions within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:


Estimated Capital Expenditures
As of September 30, 2006                    Total Project           Spent Through           To be Spent
($ Millions)                                    Costs            September 30, 2006       Next 12 Months
                                                -----            ------------------       --------------
Projects
        West Delta 95                           $  72.6               $  22.3               $  50.3
        South Pelto                                 5.2                   3.7                   1.5
        Eugene Island 357 (i)                       4.4                   4.4                    -
        Eugene Island 334 (ii)                      8.9                   8.9                    -
        West Cameron 78/95 (iii)                    7.8                   7.8                    -
                                                -------               -------               -------
                                                $  98.9               $  47.1               $  51.8
                                                =======               =======               =======

     (i) Eugene Island 357 was determined to be a dry-hole in March 2006.
    (ii) Eugene Island 334 was determined to be a dry-hole in May 2006.
   (iii) West Cameron 78/95 was determined to be a dry-hole in July 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2006, does not differ materially from that discussed under
Item 2C of the Fund's 2005 Annual Report Amendment No. 1 on Form 10/A ("Form 10/A") filed with the SEC.

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

The Fund carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the CEO and CFO have concluded that as of September 30, 2006 ("Evaluation Date"), our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses described below.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's most recent fiscal quarter, the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As reported in Note 12 of the Fund's 2005 Form 10/A filed on November 13, 2006, subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. These accounting errors, which are the result of material weaknesses, also existed as of September 30, 2006 and therefore are reported in this Form 10-Q.

(c)  Material Weaknesses

After examining certain transactions and reviewing various reconciliations from 2004 to 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on October 20, 2006, Management announced the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include pre and post-closing procedures. As a result of this expanded review, additional items were identified and corrected. The effects of these restatements were previously reflected in Amendment No. 1 of our Form 10/A as filed with the SEC on November 13, 2006.

Other accounting errors were identified as part of the Fund's review of various other historical transactions. The Fund concluded the reason for these errors primarily related to the lack of sufficient control and documentation procedures in 2005 and prior years relating to certain processing, recording, summarizing and reporting processes.

The Fund had the following material weaknesses. These weaknesses resulted in the restatement of our initial Form 10, filed as Form 10/A on November 13, 2006.

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

Part II.  Other Information

Item 5.   Other Information

From the date of inception of the Fund through November 30, 2006, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: November 30, 2006               RIDGEWOOD ENERGY O FUND, LLC

                           By:    /s/  ROBERT E. SWANSON
                                Name:  Robert E. Swanson
                               Title:  President and Chief Executive Officer
                                       (Principal Executive Officer)

Dated: November 30, 2006
                           By:    /s/  KATHLEEN P. MCSHERRY
                                Name:  Kathleen P. McSherry
                               Title:  Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

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