Form 10-Q
period 2007-06-30
Ridgewood Energy O Fund LLC
filed 2007-07-27
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

As of July 27, 2007 there were 870.6486 shares of membership interest of the registrant outstanding.

Table of Contents

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three and six months ended June 30, 2007 and 2006 and the period December 21, 2004 (Inception) through June 30, 2007	4
	Unaudited Condensed Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 and the period December 21, 2004 (Inception) through June 30, 2007	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submissions of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

	SIGNATURES	21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$23,795	$33,188
Short-term investment in marketable securities	25,826	25,185
Insurance receivable	13,007	16,643
Other current assets	211	245

Total current assets	62,839	75,261
Salvage fund	1,077	1,060

Oil and gas properties:
Unproved properties	1,901	—
Proved properties	4,698	3,917

Total oil and gas properties	6,599	3,917

Total assets	$70,515	$80,238

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$2,005	$6,344
Accrued expenses payable	112	98

Total current liabilities	2,117	6,442
Asset retirement obligation	38	37

Total liabilities	2,155	6,479

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(1,492)	(1,248)

Manager’s total	(1,492)	(1,248)

Shareholders:
Capital contributions (935 shares authorized; 870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Deficit accumulated during the exploratory stage	(44,396)	(39,241)

Shareholders’ total	69,852	75,007

Total members’ capital	68,360	73,759

Total liabilities and members’ capital	$70,515	$80,238

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(in thousands, except share data)

					For the period December 21, 2004 (Inception) through June 30, 2007

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$—	$—	$—	$—	$—
Expenses
Dry-hole costs	5	15,359	1,855	20,280	35,103
Management fees to affiliate (Note 5)	587	806	1,174	1,613	6,927
Investment fees to affiliate (Note 5)	—	—	—	—	5,858
Casualty loss	3,468	—	3,468	—	3,848
Other operating expenses	39	—	40	—	40
General and administrative expenses	138	119	234	205	1,077

Total expenses	4,237	16,284	6,771	22,098	52,853

Loss from operations	(4,237)	(16,284)	(6,771)	(22,098)	(52,853)
Other income
Interest income	658	923	1,372	1,773	6,965

Net loss	(3,579)	(15,361)	(5,399)	(20,325)	(45,888)

Other comprehensive loss
Unrealized loss on marketable securities	—	(2)	—	(45)	—

Total comprehensive loss	$(3,579)	$(15,363)	$(5,399)	$(20,370)	$(45,888)

Manager Interest
Net loss	$(134)	$(278)	$(244)	$(447)	$(1,492)
Shareholder Interest
Net loss	$(3,445)	$(15,083)	$(5,155)	$(19,878)	$(44,396)
Net loss per share	$(3,956)	$(17,323)	$(5,921)	$(22,832)	$(50,992)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			For the period December 21, 2004 (Inception) through June 30, 2007

	Six months ended June 30,

	2007	2006

Cash flows from operating activities
Net loss	$(5,399)	$(20,325)	$(45,888)
Adjustments to reconcile net loss to net cash used in operating activities
Dry-hole costs	1,855	20,280	35,103
Casualty loss	3,468	—	—
Interest earned on marketable securities	(967)	(1,405)	(3,690)
Accretion expense	1	—	1
Changes in assets and liabilities:
Decrease (increase) in other current assets	34	36	(211)
Decrease in due to affiliates	—	(10)	—
Increase in accrued expenses payable	14	315	112

Net cash used in operating activities	(994)	(1,109)	(14,573)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(8,708)	(5,096)	(52,667)
Salvage fund investments	(17)	(21)	(1,077)
Proceeds from the sale of marketable securities	25,644	75,000	141,644
Investment in marketable securities	(25,318)	(40,000)	(163,780)

Net cash (used in) provided by investing activities	(8,399)	29,883	(75,880)

Cash flows from financing activities
Contributions from shareholders	—	—	128,990
Syndication costs paid	—	(20)	(14,742)

Net cash (used in) provided by financing activities	—	(20)	114,248

Net (decrease) increase in cash and cash equivalents	(9,393)	28,754	23,795
Cash and cash equivalents, beginning of period	33,188	8,624	—

Cash and cash equivalents, end of period	$23,795	$37,378	$23,795

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$—	$9,957	$—

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2006 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

As of June 30, 2007 and December 31, 2006 approximately $2.0 million and $6.3 million, respectively, was recorded in due to operators related to the acquisition of oil and gas property and/or drilling costs.  The balance at December 31, 2006 was paid during the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.  The Fund has not earned revenue from inception through June 30, 2007.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund.  At June 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$37	$—
Liabilities incurred	803	469
Liabilities settled	(803)	(432)
Accretion expense	1	—

Balance - End of period	$38	$37

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months and six months ended June 30, 2007 and 2006, and for the period December 21, 2004 (Inception) through June 30, 2007, no impairments were recorded.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.   The Fund has not begun production at June 30, 2007 and therefore has not recorded accumulation depletion or amortization.

Income Taxes
No provision is made for income taxes in the financial statements.  Because the Fund is a limited liability corporation (“LLC”), the income or loss is passed through and included in the tax returns of the individual shareholders.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At June 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $11.1 million and $8.0 million, respectively.  The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  Held-to-maturity investments at June 30, 2007 were $25.8 million, maturing in August 2007.

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

3.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. The following table reflects the net changes in unproved properties at June 30, 2007 and December 31, 2006.  At June 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of the period	$—	$16,873
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,901	3,879
Reclassifications to proved properties based on the determination of proved reserves	—	(3,879)
Capitalized exploratory well costs charged to dry-hole costs	—	(16,873)

Balance - End of the period	$1,901	$—

Dry-hole costs are detailed in the table below for the three and six months ended June 30, 2007 and 2006 and the period December 21, 2004 (Inception) through June 30, 2007.

					For the period December 21, 2004 (Inception) through June 30, 2007

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Eugene Island 334	$(3)	$7,894	$3	$8,676	$9,301
Eugene Island 357	—	(58)	—	4,081	4,390
West Cameron 78/95	(3)	7,523	16	7,523	4,411
West Delta 95	11	—	1,836	—	17,001

	$5	$15,359	$1,855	$20,280	$35,103

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

5.   Related Parties

Ridgewood Energy Corporation, the Manager was paid a one time investment fee of 4.5% of initial capital contributions.  Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made.  For the period December 21, 2004 (Inception) through June 30, 2007, investment fees were $5.9 million.   There were no investment fees for the three and six months ended June 30, 2007 and 2006.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the manager has changed its policy regarding the annual management fee.  Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  Management fees for the three and six months ended June 30, 2007 were $0.6 million and $1.2 million, respectively.  For the three and six months ended June 30, 2006, and for the period December 21, 2004 (Inception) through June 30, 2007 management fees were $0.8 million, $1.6 million and $6.9 million, respectively.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund.  Such offering fee was included in syndication costs (Note 2) of $14.7 million.  For the period December 21, 2004 (Inception) through June 30, 2007, offering fees were $4.6 million.   There were no offering fees for the three and six months ended June 30, 2007 and 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  The Manager owed the Fund $88 thousand, included in other current assets at June 30, 2007.  There were no such amounts payable or receivable at December 31, 2006.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.   Fair Value of Financial Instruments

As of June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments and salvage fund approximate fair value.

7.   Commitment and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

In August 2005, the West Delta 95 project sustained storm damage from Hurricane Katrina, for which the Fund has incurred approximately $12.9 million of recovery costs.   In addition, on May 22, 2006, the Fund reported a claim to its insurance carrier for approximately $4.0 million of costs related to insured damages to the West Cameron 78/95 project.  During the fourth quarter 2006, the Fund recorded $16.6 million for insurance recovery receivables related to these projects.  On an ongoing basis, management reviews the collectibility of its insurance receivables.  During the second quarter 2007, the Fund, based upon discussions with its insurance carrier and currently known facts, revised its recovery receivable estimates for both projects from $16.6 million to $13.0 million, resulting in additional casualty losses of $3.5 million for the three and six months ended June 30, 2007.   The Fund expects to receive payment for its insurance receivables in the third quarter of 2007.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable based upon assumptions and estimates derived from currently known facts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Fund’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on its behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting principles.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of six wells, four of which were determined to be dry-holes and two that have been determined to have proved reserves, for which production is expected in August 2007 and during the third quarter 2008.

Successful Wells

South Pelto 9
 In July 2006, the Fund acquired a 16.67% working interest from Newfield Exploration Company (“Newfield”), the operator.   On September 26, 2006, the Fund started drilling South Pelto 9, a 17,700 foot single well project in approximately 257 feet of water offshore Louisiana.  South Pelto 9 was deemed successful in late-2006.  The operator, Newfield, has indicated the well should be producing in August 2007.  Through June 30, 2007, the Fund has made capital expenditures of $4.7 million towards a total estimated budget of $8.5 million.

Eugene Island 346/347
In March 2007, the Fund acquired a 5% working interest in the exploratory project Eugene Island 346/347 from Newfield, the operator.  Drilling commenced in April 2007 and during June 2007 the well was determined to be a commercial discovery.  Completion efforts are currently ongoing and production is expected to begin during the third quarter of 2008.  Total budgeted expenditures for this project are $3.2 million, of which $1.9 million has been spent through June 30, 2007.

Dry Hole Update

West Delta 95
The Fund acquired a 20% working interest in West Delta 95 from GOM Shelf LLC (Apache Corporation) (“Apache”), and an 8.05% working interest from BP America Production Co. (“BP”).  BP was the Operator of West Delta until July 26, 2006, at which time Apache took over the project as Operator.   On May 11, 2005 the first exploratory well began drilling.  In August 2005, before reaching its target depth, the project was evacuated in preparation for Hurricane Katrina.  As a result of Hurricane Katrina, the well sustained damage.  On April 15, 2006, recovery operations began, but were suspended in July 2006 as a result of the onset of hurricane season.  Recovery operations totaling $12.9 million were completed and drilling resumed in January 2007.   The Fund has filed a claim with its insurance carrier for these recovery amounts and has recorded an insurance receivable of $10.9 million at June 30, 2007 based upon assumptions and estimates derived from currently known facts.  The Fund has recorded an additional casualty loss of $1.8 million for the three and six months ended June 30, 2007 related to the reduction in its estimates for this insurance receivable.

On February 12, 2007, the well was determined to not have commercially productive quantities of either natural gas or oil and therefore was deemed to be a dry-hole.  As a result of the dry-hole, West Delta 95 was plugged and abandoned.  The abandonment and impairment resulted in a charge of $15.2 million in the fourth quarter 2006 and $1.8 million in the first quarter 2007, bringing the total dry-hole costs to $17.0 million, net of insurance recovery amounts.

West Cameron 78/95
The Fund acquired a 30% working interest from the Operator, El Paso Production Company (“El Paso”). The well began drilling on April 21, 2006.  Drilling went according to plan until the well reached a depth of 10,781 feet on May 17, 2006 when the drill string became stuck.  The smaller drill pipe was recovered and the well was sidetracked (re-drilled) at a depth of 4,880 feet.   Drilling continued to 14,500 feet, at which point the well was determined to be a dry-hole.  On July 6, 2006 the decision was made to plug and abandon the well.  Dry-hole costs including plug and abandonment expenses incurred by the Fund for the year ended December 31, 2006, totaled $4.4 million, net of insurance recovery amounts.  An insurance recovery receivable of $2.1 million is recorded at June 30, 2007, which is approximately $1.7 million less than the Fund’s previous recorded receivable of $3.8 million at December 31, 2006.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable based upon assumptions and estimates derived from currently known facts.

Results of Operations

The following review of operations for the three and six months ended June 30, 2007 and 2006, and for the period December 21, 2004 (Inception) through June 30, 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

					For the period December 21, 2004 (Inception) through March 31, 2007

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$—	$—	$—	$—	$—
Expenses
Dry-hole costs	5	15,359	1,855	20,280	35,103
Management fees to affiliate	587	806	1,174	1,613	6,927
Investment fees to affiliate	—	—	—	—	5,858
Casualty loss	3,468	—	3,468	—	3,848
Other operating expense	39	—	40	—	40
General and administrative expenses	138	119	234	205	1,077

Total expenses	4,237	16,284	6,771	22,098	52,853

Loss from operations	(4,237)	(16,284)	(6,771)	(22,098)	(52,853)
Other income
Interest income	658	923	1,372	1,773	6,965

Net loss	(3,579)	(15,361)	(5,399)	(20,325)	(45,888)
Other comprehensive loss
Unrealized loss on marketable securities	—	(2)	—	(45)	—

Total comprehensive loss	$(3,579)	$(15,363)	$(5,399)	$(20,370)	$(45,888)

Operating Revenues. From inception of the Fund in December 2004 through June 30, 2007, the Fund has not recorded any operating revenues and is considered an exploratory stage enterprise.  The Fund expects to commence production in August 2007 for its proved property, South Pelto 9.  Production for Eugene Island 346/347 is scheduled to begin during the third quarter of 2008 upon successful completion efforts.

Operating and Other Expenses

Dry-hole costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three and six months ended June 30, 2007 and 2006 and the period December 21, 2004 (Inception) through June 30, 2007.

					For the period December 21, 2004 (Inception) through June 30, 2007

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Eugene Island 334	$(3)	$7,894	$3	$8,676	$9,301
Eugene Island 357	—	(58)	—	4,081	4,390
West Cameron 78/95	(3)	7,523	16	7,523	4,411
West Delta 95	11	—	1,836	—	17,001

	$5	$15,359	$1,855	$20,280	$35,103

Investment Fees. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made.  For the period December 21, 2004 (Inception) through June 30, 2007, investment fees paid were $5.9 million.  There were no investment fees incurred or paid during the three and six months ended June 30, 2007 and 2006.

Management Fees. The Manager receives an annual management fee, payable monthly, to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing in January 1, 2007, the management fee, payable monthly, was reduced by 2.5% of the cumulative dry-hole expenses incurred by the Fund, resulting in a decrease of $0.2 million and $0.4 million, for the three and six month periods ending June 30, 2007, respectively.  Management fees for the three months ended June 30, 2007 and 2006 were $0.6 million and $0.8 million, respectively.  Management fees for the six months ended June 30, 2007 and 2006 and for the period December 21, 2004 (Inception) through June 30, 2007 were $1.2 million, $1.6 million and $6.9 million, respectively.

Casualty Loss.  For the three and six months ended June 30, 2007, the Fund recorded casualty losses of $3.5 million related to West Delta 95 and West Cameron 78/95 insurance claims.  Based upon ongoing discussions with its insurance carriers and review of Operator records, the Fund has reduced its estimates related to the recoverability of certain of its costs associated with these claims.  For the period December 21, 2004 (Inception) through June 30, 2007 the Fund recorded a total casualty loss of $3.8 million related to its portion of the deductible for casualty losses associated with West Delta 95 and West Cameron 78/95 as well as a revision to its estimates of recoverable costs.  The Fund incurred recovery expenses of $12.9 million and $4.0 million for West Delta 95 and West Cameron 78/95, respectively, of which the Fund expects to recover $13.0 million from its insurance carrier.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2007 and 2006 and for the period December 21, 2004 (Inception) through June 30, 2007.

					For the period December 21, 2004 (Inception ) through June 30, 2006

	For the three months ended June 30,		For the six months ended June 30,

	2007	2007	2006	2007

	(in thousands)
Accounting and legal fees	$57	$63	$111	$94	$376
Insurance	56	17	71	34	480
Trust fees	24	39	51	77	213
Other	1	—	1	—	8

	$138	$119	$234	$205	$1,077

Interest Income.  Interest income represents interest earned on money market accounts and short-term US Treasury Notes.  For the three months ended June 30, 2007, interest income was $0.7 million, a $0.3 million decrease from the three months ended June 30, 2006.  For the six months ended June 30, 2007, interest income was $1.4 million, a $0.4 million decrease from the six months ended June 30, 2006.  Increased interest rates during the six months ended June 30, 2007 were offset by a decrease in average outstanding balances earning interest.

Other Comprehensive Loss. Other comprehensive loss is comprised solely of the unrealized losses on short-term investments and represents unrealized losses on available for sale marketable debt securities.  For the three and six months ended June 30, 2006, the unrealized loss totaled approximately $2 thousand and $45 thousand, respectively.  During 2006, the US Treasury Note reached its maturity and the unrealized loss was recorded to offset the previously recorded unrealized gain.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2007 were $1.0 million.  Management fees and general and administrative and other expenses of $1.2 million and $0.3 million, respectively, were offset by interest income received of $0.5 million.

Cash flows used in operating activities for the six months ended June 30, 2006 were $1.1 million.  Management fees and general and administrative expenses of $1.6 million and $0.2 million, respectively, were partially offset by interest income received of $0.4 million and $0.3 million of favorable working capital.

Cash flows used in operating activities for the period December 21, 2004 (Inception) through June 30, 2007 were $14.6 million, primarily related to management fees, investment fees, and general and administrative fees of $6.9 million, $5.9 million and $1.1 million, respectively and insured losses of $3.8 million, partially offset by interest income received of $3.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2007 were $8.4 million, related to capital expenditures for oil and gas properties of $8.7 million and investments in marketable securities, inclusive of salvage fund, of $25.3 million, partially offset by proceeds from the maturity of US Treasury Notes of $25.6 million.

Cash flows provided by investing activities for the six months ended June 30, 2006 were $29.9 million, related to proceeds from the maturity of US Treasury Notes of $75.0 million, partially offset by investments in US Treasury Notes of $40.0 million, and capital expenditures for oil and gas properties of $5.1 million.

Cash flow used in investing activities for the period December 21, 2004 (Inception) through June 30, 2007 were $75.9 million related to $52.7 million of capital expenditures for oil and gas properties and $164.9 million of investments in US treasury bills, inclusive of salvage fund, partially offset by proceeds received from the maturity of US Treasury Notes of $141.6 million.

Financing Cash Flows
There was no cash flow related to financing activities for the six months ended June 30, 2007.

Cash flow used in financing activities for the six months ended June 30, 2006 were $20 thousand related to the payment of syndication costs.

Cash flow provided by financing activities for the period December 21, 2004 (Inception) through June 30, 2007 was $114.2 million, primarily related to cash receipts of $129.0 million obtained from the Fund’s private offering, offset by $14.7 million of payments for syndication costs.

Estimated Capital Expenditures

The Fund has entered into several participation and operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2007, such estimated capital expenditures totaled approximately $5.2 million, all of which is expected to be paid out of unspent cash within the following twelve months.

The table below presents exploration and development capital expenditures for currently drilling projects as well as estimated budgeted amounts for the next twelve months.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Estimated Capital Expenditures
As of June 30, 2007

	Spent Through June 30, 2007	To be Spent Next 12 Months

	(in thousands)
South Pelto # 9	$4,660	$3,812
Eugene Island 346/347	1,901	1,338

	$6,561	$5,150

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders.  Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee.  Commencing in January 2007, the management fee payable is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

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

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Fund’s revenue, future results of operations and financial condition would be adversely impacted.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

The Fund continually reviews its disclosure controls and procedures and makes changes as necessary, to ensure the quality of its financial reporting.  There were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for Eugene Island 346/347. (previously filed)
10.2	Participation Agreement between Devon Energy Production Company L.P. and Ridgewood Energy Corporation as Manager for Eugene Island 334. (previously filed)
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated: July 27, 2007	RIDGEWOOD ENERGY O FUND, LLC

	By:	/s/ ROBERT E. SWANSON

	Name:	Robert E. Swanson
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 27, 2007	By:	/s/ KATHLEEN P. MCSHERRY

	Name:	Kathleen P. McSherry
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)