Form 10-Q
period 2007-09-30
Ridgewood Energy O Fund LLC
filed 2007-11-02
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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
Yes ☐ No ☒

As of November 2, 2007 there were 870.6486 shares of membership interest of the registrant outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$19,087	$33,188
Short-term investments in marketable securities	40,156	25,185
Production receivable	303	—
Insurance receivable	2,266	16,643
Other current assets	169	245

Total current assets	61,981	75,261

Salvage fund	1,098	1,060

Oil and gas properties:
Unproved properties	3,637	—
Proved properties	5,602	3,917
Less: accumulated depletion and amortization	(64)	—

Total oil and gas properties	9,175	3,917

Total assets	$72,254	$80,238

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$3,006	$6,344
Accrued expenses payable	76	98
Due to affiliates (Note 5)	20	—

Total current liabilities	3,102	6,442

Asset retirement obligations	39	37

Total liabilities	3,141	6,479

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Accumulated deficit	(1,540)	(1,248)

Manager’s total	(1,540)	(1,248)

Shareholders:
Capital contributions (935 shares authorized; 870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Accumulated deficit	(43,595)	(39,241)

Shareholders’ total	70,653	75,007

Total members’ capital	69,113	73,759

Total liabilities and members’ capital	$72,254	$80,238

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue
Oil and gas revenue	$303	$—	$303	$—

Expenses
Depletion and amortization	64	—	64	—
Dry-hole costs	(352)	308	1,503	20,588
Management fees to affiliate (Note 5)	565	806	1,739	2,419
Lease operating expense	9	—	9	—
Casualty (gain) loss	(277)	—	3,191	—
Other operating expenses	6	—	46	—
General and administrative expenses	153	105	387	310

Total expenses	168	1,219	6,939	23,317

Income (loss) from operations	135	(1,219)	(6,636)	(23,317)
Other income
Interest income	618	948	1,990	2,721

Net income (loss)	753	(271)	(4,646)	(20,596)
Other comprehensive loss
Unrealized loss on marketable securities	—	—	—	(45)

Total comprehensive income (loss)	$753	$(271)	$(4,646)	$(20,641)

Manager Interest
Net loss	$(48)	$(124)	$(292)	$(570)

Shareholder Interest
Net income (loss)	$801	$(147)	$(4,354)	$(20,026)
Net income (loss) per share	$920	$(169)	$(5,001)	$(23,001)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(4,646)	$(20,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion & amortization	64	—
Dry-hole costs	1,503	20,588
Casualty loss	3,191	—
Interest earned on marketable securities	(1,265)	(1,911)
Accretion expense	2	—
Changes in assets and liabilities:
Increase in production receivable	(303)	—
Decrease (increase) in other current assets	76	(34)
(Decrease) increase in accrued expenses payable	(13)	55
Increase (decrease) in due to affiliates	20	(12)

Net cash used in operating activities	(1,371)	(1,910)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(10,136)	(16,938)
Proceeds from insurance recovery	11,150	—
Salvage fund investments	(38)	(33)
Proceeds from the sale of marketable securities	51,613	75,000
Investment in marketable securities	(65,319)	(40,000)

Net cash (used in) provided by investing activities	(12,730)	18,029

Cash flows from financing activities
Syndication costs paid	—	(22)

Net cash used in financing activities	—	(22)

Net (decrease) increase in cash and cash equivalents	(14,101)	16,097

Cash and cash equivalents, beginning of period	33,188	8,624

Cash and cash equivalents, end of period	$19,087	$24,721

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$—	$9,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy O Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on December 21, 2004 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of February 16, 2005 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. Although the date of formation is December 21, 2004, the Fund did not begin operations until February 16, 2005 when it began its private offering of shares.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. As of August 2007, the Fund began earning revenue from its operations and has ceased to be in the exploratory stage. In prior periods, the Fund had been classified as an exploratory stage enterprise.

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2006 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At September 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by $15.9 million and $8.0 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. Interest income is accrued as earned. At September 30, 2007, the Fund owned held-to-maturity investments totaling $41.2 million, inclusive of salvage fund, which will mature in January and February 2008.

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

Oil and Natural Gas Properties
Investments in oil and natural gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by the Operators through authorization for expenditures.

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

As of September 30, 2007 and December 31, 2006, $3.0 million and $6.3 million, respectively, were recorded in due to operators related to the acquisition of oil and gas property. The balance at December 31, 2006 was paid during the first quarter of 2007.

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

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The following table presents changes to the asset retirement obligations.

	For the nine months ended September 30, 2007	For the year ended December 31, 2006

	(in thousands)
Balance - Beginning of period	$37	$—

Liabilities incurred	803	469
Liabilities settled	(803)	(432)
Accretion expense	2	—

Balance - End of period	$39	$37

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At September 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2007 and 2006, no impairments have been recorded.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund began production during the third quarter 2007 and has recorded depletion of $64 thousand for the three and nine months ended September 30, 2007.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability corporation, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. The following table reflects the net changes in unproved properties for the periods ended September 30, 2007 and December 31, 2006. At September 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the nine months ended September 30, 2007	For the year ended December 31, 2006

	(in thousands)
Balance - Beginning of the period	$—	$16,873
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,637	3,879
Reclassifications to proved properties based on the determination of proved reserves	—	(3,879)
Capitalized exploratory well costs charged to dry-hole costs	—	(16,873)

Balance - End of the period	$3,637	$—

Dry-hole costs are detailed in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006

	(in thousands)
Eugene Island 334	$(60)	$—	$(57)	$8,676
Eugene Island 357	(8)	38	(8)	4,119
West Cameron 78/95	101	270	117	7,793
West Delta 95	(385)	—	1,451	—

	$(352)	$308	$1,503	$20,588

4. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund’s Agreement.

Available cash from dispositions, as defined in the Fund’s Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions made by the Fund.

5. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager changed its policy regarding the annual management fee.

Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs and casualty losses incurred by the Fund. Management fees for the three months ended September 30, 2007 and 2006 were $0.6 million and $0.8 million, respectively. For the nine months ended September 30, 2007 and 2006, management fees were $1.7 million and $2.4 million, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2007, the Fund owed the Manager $20 thousand, which is included in due to affiliates. At December 31, 2006, there were no such amounts payable or receivable.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6. Fair Value of Financial Instruments

As of September 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments in marketable securities and salvage fund approximates fair value.

7. Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

In August 2005, the West Delta 95 project sustained storm damage from Hurricane Katrina, for which the Fund has incurred $12.9 million of recovery costs. In addition, on May 22, 2006, the Fund reported a claim to its insurance carrier for $4.0 million of costs related to insured damages to the West Cameron 78/95 project. During the fourth quarter 2006, the Fund recorded $16.6 million for insurance recovery receivables related to these projects. During the third quarter 2007, the Fund has settled both of these claims, resulting in a casualty gain of $0.3 million for the three months ended September 30, 2007 and a casualty loss of $3.2 million for the nine months ended September 30, 2007. The Fund received the proceeds for the West Delta 95 claim of $11.2 million during the third quarter and expects to receive the West Cameron 78/95 proceeds of $2.3 million in the fourth quarter 2007. The Fund records receivables when the proceeds are probable and reasonably estimable and adjusts its estimates of such receivables based upon currently known facts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect Ridgewood Energy O Fund, LLC’s (the “Fund”) current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

Ridgewood Energy Corporation (the “Manager”) performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee (2.5% of capital contributions, net of cumulative dry-hole costs), payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of nine wells, four of which were determined to be dry-holes, three that are currently drilling or scheduled to drill, and two that have been determined to have proved reserves.

Currently Drilling

Mississippi Canyon 360
In the third quarter 2007, the Fund acquired a 10% working interest in Mississippi Canyon 360 from Andex Resources, L.L.C. and Howard Energy Co., Inc. The operator of this property is Challenger Minerals Inc. This property was originally scheduled to begin drilling in October 2007. Due to new safety regulations regarding drilling during hurricane season adopted by the Minerals Management Service, the federal agency that regulates offshore oil and gas exploration, drilling has been delayed. The property is currently expected to begin drilling in the first half of 2008. Through September 30, 2007, the Fund has spent $0.1 million related to this property, for which the total estimated budget is $14.0 million.

West Cameron 296
In the third quarter 2007, the Fund acquired a 16.67% working interest in West Cameron 296 from Newfield Exploration Company (“Newfield”), the operator. The property began drilling in September 2007 and results are expected during the fourth quarter 2007. Through September 30, 2007, the Fund has spent $0.9 million related to this property, for which the total estimated budget is $3.9 million.

Walker Ridge 155
In the third quarter 2007, the Fund paid $0.7 million as consideration for a 1% allocation of the Manager’s interest in the Walker Ridge 155 project. Anadarko Petroleum Corporation (“Anadarko”) is the operator of the project. Drilling for Walker Ridge 155, a deep-water project, began in mid-August 2007 and is expected to be completed late in the fourth quarter of 2007. Through September 30, 2007, the Fund has spent $0.7 million related to this property, for which the total estimated budget is $14.4 million.

Successful Wells

South Pelto 9
In July 2006, the Fund acquired a 16.67% working interest from Newfield, the operator. On September 26, 2006, the operator started drilling South Pelto 9, a 17,700 foot single well project in approximately 257 feet of water offshore Louisiana. South Pelto 9 was deemed successful in late-2006 and production commenced in late-August 2007. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The Fund has spent $5.6 million on this property.

Eugene Island 346/347
In March 2007, the Fund acquired a 5% working interest in the exploratory project Eugene Island 346/347 from Newfield, the operator. Drilling commenced in April 2007 and during June 2007 the well was determined to be a commercial discovery. In August 2007, Newfield sold its interest in this property to McMoRan. At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. Completion efforts are currently ongoing and production is expected to begin during the second quarter of 2008. Total budgeted expenditures for this project are $3.2 million, of which $1.9 million has been spent through September 30, 2007.

Dry Hole Wells

West Delta 95
The Fund acquired a 20% working interest in West Delta 95 from GOM Shelf LLC (Apache Corporation) (“Apache”), and an 8.05% working interest from BP America Production Co. (“BP”). BP was the operator of West Delta 95 until July 26, 2006, at which time Apache took over the project as operator. On May 11, 2005 the first exploratory well began drilling. In August 2005, before reaching its target depth, the project was evacuated in preparation for Hurricane Katrina. As a result of Hurricane Katrina, the well sustained damage. On April 15, 2006, recovery operations began, but were suspended in July 2006 as a result of the onset of hurricane season. Recovery operations totaling $12.9 million were completed and drilling resumed in January 2007. The Fund filed a claim with its insurance carrier for these recovery amounts and, during the three months ended September 30, 2007, has received $11.2 million from its insurance provider. During the three and nine months ended September 30, 2007, the Fund has recorded a casualty gain of $0.1 million and a casualty loss of $1.7 million, respectively. The gain and loss were a result of changes in estimates to, and the ultimate settlement of, the insurance claim.

On February 12, 2007, the well was determined to not have commercially productive quantities of either natural gas or oil and therefore was deemed to be a dry-hole. As a result of the dry-hole, West Delta 95 was plugged and abandoned. The abandonment and impairment resulted in a charge of $15.2 million in the fourth quarter 2006 and $1.4 million in 2007, bringing the total dry-hole costs to $16.6 million, net of insurance recovery amounts.

West Cameron 78/95
The Fund acquired a 30% working interest from the Operator, El Paso Production Company (“El Paso”). The well began drilling on April 21, 2006. Drilling went according to plan until the well reached a depth of 10,781 feet on May 17, 2006 when the drill string became stuck. The smaller drill pipe was recovered and the well was sidetracked (re-drilled) at a depth of 4,880 feet. Drilling continued to 14,500 feet, at which point the well was determined to be a dry-hole. On July 6, 2006 the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the year ended December 31, 2006, totaled $4.4 million, net of insurance recovery amounts. An insurance recovery receivable of $2.3 million is recorded at September 30, 2007, which is $1.5 million less than the Fund’s previous recorded receivable of $3.8 million at December 31, 2006 and $0.2 million more than the June 30, 2007 estimate. The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable based upon assumptions and estimates derived from currently known facts. The Fund expects to receive the proceeds for this settlement during the fourth quarter.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto. The following table summarizes the Fund’s results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

	(in thousands)
Revenue
Oil and gas revenue	$303	$—	$303	$—

Expenses
Depletion and amortization	64	—	64	—
Dry-hole costs	(352)	308	1,503	20,588
Management fees to affiliate	565	806	1,739	2,419
Lease operating expense	9	—	9	—
Casualty (gain) loss	(277)	—	3,191	—
Other operating expenses	6	—	46	—
General and administrative expenses	153	105	387	310

Total expenses	168	1,219	6,939	23,317

Income (loss) from operations	135	(1,219)	(6,636)	(23,317)
Other income
Interest income	618	948	1,990	2,721

Net income (loss)	753	(271)	(4,646)	(20,596)
Other comprehensive loss
Unrealized loss on marketable securities	—	—	—	(45)

Total comprehensive income (loss)	$753	$(271)	$(4,646)	$(20,641)

Oil and Gas Revenue. The Fund’s first successful well, South Pelto 9, has begun production during the three months ended September 30, 2007. Prior to this time, the Fund had not earned revenue and was classified as an exploratory stage enterprise. The Fund is no longer an exploratory stage enterprise. Production for a second well, Eugene Island 346/347 is scheduled to begin during the second quarter of 2008, upon successful completion efforts.

During the three and nine months ended September 30, 2007, revenues were $0.3 million. Oil prices averaged approximately $78 per barrel and gas prices averaged approximately $5.93 per mcf. South Pelto 9 produced and sold approximately 1,450 barrels of oil and 28 thousand mcf of gas.

Operating and Other Expenses

Depletion and Amortization. For the three and nine months ended September 30, 2007, depletion and amortization was $64 thousand. The Fund’s first producing well, South Pelto 9, was placed in service in August 2007. Prior to that time, the Fund did not have production and therefore did not have depletion or amortization expense.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs. During the three months ended September 30, 2007, certain wells received credits from their respective operators upon review and audit of the wells’ costs.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006

	(in thousands)
Eugene Island 334	$(60)	$—	$(57)	$8,676
Eugene Island 357	(8)	38	(8)	4,119
West Cameron 78/95	101	270	117	7,793
West Delta 95	(385)	—	1,451	—

	$(352)	$308	$1,503	$20,588

Management Fees. For the three and nine months ended September 30, 2006, the Manager received an annual management fee of $0.8 million and $2.4 million, representing 2.5% of total capital contributions, payable monthly, to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing on January 1, 2007, the management fee, was reduced by 2.5% of the cumulative dry-hole expenses and casualty losses incurred by the Fund, resulting in a decrease of $0.2 million and $0.7 million, for the three and nine month periods ending September 30, 2007, respectively. Management fees for the three and nine months ended September 30, 2007 were $0.6 million and $1.7 million, respectively.

Lease Operating Expense. For the three and nine months ended September 30, 2007, lease operating expense was $9 thousand related to the onset of production for the Fund’s first producing well, South Pelto 9, which was placed in service in August 2007. Prior to that time, the Fund did not have production and therefore did not have lease operating expense.

Casualty Loss. For the three months ended September 30, 2007, the Fund recorded a casualty gain of $0.3 million as a result of the settlement of its two insurance claims for West Delta 95 and West Cameron 78/95. The Fund had previously recorded casualty losses totaling $3.8 million as the result of damages sustained to the West Delta 95 and West Cameron 78/95 wells. For the nine months ended September 30, 2007, the Fund recorded a casualty loss of $3.2 million related to revision of estimates of the recoverability and the ultimate settlement of these claims.

Other Operating Expense. Other operating expenses for the three and nine months ended September 30, 2007 were $6 thousand and $46 thousand, respectively. For the three months ended September 30, 2007, geological costs totaling $5 thousand were incurred related to Eugene Island 346/347. For the nine months ended September 30, 2007, geological costs totaling $44 thousand were incurred related to Mississippi Canyon 360 and Eugene Island 346/347. Accretion expense for the three and nine months ended September 30, 2007 was $1 thousand and $2 thousand, respectively for the South Pelto property. There were no other operating expenses for the three and nine month periods ended September 30, 2006.

General and Administrative Expense. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance and production insurance, which increased due to the onset of production for South Pelto 9 as well as the increase in drilling activities.

The following table summarizes general and administrative expenses.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

	(in thousands)
Accounting and legal fees	$46	$41	$157	$135
Insurance	84	16	155	50
Trust fees	23	48	74	125
Other	—	—	1	—

	$153	$105	$387	$310

Interest Income. Interest income represents interest earned on money market accounts and short-term US Treasury Notes. For the three months ended September 30, 2007, interest income was $0.6 million, a $0.3 million decrease from the three months ended September 30, 2006. For the nine months ended September 30, 2007, interest income was $2.0 million, a $0.7 million decrease from the nine months ended September 30, 2006. Increased interest rates during the nine months ended September 30, 2007 were offset by a decrease in average outstanding balances earning interest due to property expenditures during the period.

Other Comprehensive Loss. Other comprehensive loss is comprised solely of the unrealized losses on short-term investments and represents unrealized losses on available for sale marketable debt securities. For nine months ended September 30, 2006, the unrealized loss totaled $45 thousand. During 2006, the US Treasury Note reached its maturity and the unrealized loss was recorded to offset the previously recorded unrealized gain.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2007 were $1.4 million. Management fees and general and administrative and other expenses totaling $2.2 million and unfavorable working capital of $0.1 million, were partially offset by interest income received of $0.9 million.

Cash flows used in operating activities for the nine months ended September 30, 2006 were $1.9 million. Management fees and general and administrative expenses totaling $2.7 million were partially offset by interest income received of $0.8 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2007 were $12.7 million, related to capital expenditures for oil and gas properties of $10.1 million and investments in marketable securities, inclusive of salvage fund, of $65.4 million, partially offset by proceeds from the maturity of US Treasury Notes of $51.6 million as well as insurance proceeds of $11.2 million related to the West Delta 95 claim.

Cash flows provided by investing activities for the nine months ended September 30, 2006 were $18.0 million, related to proceeds from the maturity of US Treasury Notes of $75.0 million, partially offset by investments in US Treasury Notes of $40.0 million, and capital expenditures for oil and gas properties of $16.9 million.

Financing Cash Flows
There were no cash flows related to financing activities for the nine months ended September 30, 2007.

Cash flows used in financing activities for the nine months ended September 30, 2006 were $22 thousand related to the payment of syndication costs.

Estimated Capital Expenditures

The Fund has entered into several participation and operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2007, such estimated capital expenditures totaled $31.9 million, all of which is expected to be paid out of unspent cash.

The table below presents exploration and development capital expenditures for currently drilling projects as well as estimated budgeted amounts. Remaining unspent cash will be reallocated to one or more new unspecified projects.

Lease Block	Spent through September 30, 2007	To be spent less than 1 year	To be spent 1 - 2 years	Total to be spent

	(in thousands)
South Pelto # 9	$5,564	$—	$—	$—
Eugene Island 346/347	1,903	1,337	—	1,337
Mississippi Canyon 360	90	13,930	—	13,930
Walker Ridge 155	721	4,179	9,450	13,629
West Cameron 296	923	3,007	—	3,007

	$9,201	$22,453	$9,450	$31,903

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders. Effective January 1, 2007, the Manager changed its management fee policy reducing, the management fee payable to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses and casualty losses incurred by the Fund.

On a long-term basis, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is more than enough to cover Fund expenses, including the management fee. Generally, it can take anywhere from 18 to 24 months to bring a project to production, however deeper well projects, such as Walker Ridge 155, can take longer. Once a well is on production, the management fee and Fund expenses are paid from operating income. Over time as a well produces the Fund may recover some or the entire management fee that may have been paid out of capital contributions.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, as well as the other working interest owners, the Operator will enter into various contractual commitments pertaining to exploration, development and production activities. Pursuant to the terms of the operating agreement, the Operator has the authority to enter into such contracts and the Fund does not execute or negotiate any such contracts. No contractual obligations exist at September 30, 2007 and December 31, 2006 pursuant to agreements executed directly by the Fund.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for Eugene Island 346/347. (previously filed)

10.2	Participation Agreement between Devon Energy Production Company L.P. and Ridgewood Energy Corporation as Manager for Eugene Island 334. (previously filed)

10.3	Participation Agreement between Kerr-McGee Oil & Gas Corporation and Ridgewood Energy Corporation as Manager for Walker Ridge 155

10.4	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for West Cameron 296

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 2, 2007			RIDGEWOOD ENERGY O FUND, LLC

		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)