Form 10-Q
period 2008-03-31
Ridgewood Energy O Fund LLC
filed 2008-05-06
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ____________________________

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

There is no market for the shares. As of May 6, 2008 there are 870.6486 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$53,153	$14,546
Short-term investments in marketable securities	—	40,602
Production receivable	1,311	598
Other current assets	476	372

Total current assets	54,940	56,118
Salvage fund	1,119	1,110
Oil and gas properties:
Advances to operators for working interests and expenditures	—	1,866
Unproved properties	9,943	5,961
Proved properties	5,603	5,603
Less: accumulated depletion and amortization	(1,521)	(701)

Total oil and gas properties	14,025	12,729

Total assets	$70,084	$69,957

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$3,040	$2,070
Accrued expenses payable	97	126
Due to affiliates (Note 6)	—	652

Total current liabilities	3,137	2,848

Asset retirement obligations	41	39

Total liabilities	3,178	2,887

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(221)	(73)
Accumulated deficit	(1,207)	(1,447)

Manager’s total	(1,428)	(1,520)

Shareholders:
Capital contributions (935 shares authorized; 870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(1,254)	(414)
Accumulated deficit	(44,660)	(45,244)

Shareholders’ total	68,334	68,590

Total members’ capital	66,906	67,070

Total liabilities and members’ capital	$70,084	$69,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended March 31,
	2008	2007

Revenue
Oil and gas revenue	$2,415	$—

Expenses
Depletion and amortization	820	—
Dry-hole costs	424	1,850
Management fees to affiliate (Note 6)	552	587
Operating expenses	32	1
General and administrative expenses	199	96

Total expenses	2,027	2,534

Income (loss) from operations	388	(2,534)
Other income
Interest income	436	714

Net income (loss)	$824	$(1,820)

Manager Interest
Net income (loss)	$240	$(110)

Shareholder Interest
Net income (loss)	$584	$(1,710)
Net income (loss) per share	$671	$(1,964)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$824	$(1,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion and amortization	820	—
Dry-hole costs	424	1,850
Accretion expense	2	1
Interest earned on marketable securities	(287)	(500)
Changes in assets and liabilities:
Increase in production receivable	(713)	—
(Increase) decrease in other current assets	(104)	220
(Decrease) increase in accrued expenses payable	(43)	42
(Decrease) increase in due to affiliates	(652)	3

Net cash provided by (used in) operating activities	271	(204)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,556)	(5,521)
Salvage fund investments	(9)	(8)
Proceeds from held-to-maturity investments	40,889	—
Investment in held-to-maturity securities	—	(25,318)

Net cash provided by (used in) investing activities	39,324	(30,847)

Cash flows from financing activities
Distributions	(988)	—

Net cash used in financing activities	(988)	—

Net increase (decrease) in cash and cash equivalents	38,607	(31,051)

Cash and cash equivalents, beginning of period	14,546	33,188

Cash and cash equivalents, end of period	$53,153	$2,137

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$1,866	$—

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

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At March 31, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $53.1 million and $14.4 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of U.S. Treasury Bills and Notes with maturities greater than three months that are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold to maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. Interest income is accrued as earned. At March 31, 2008, the Fund owned held-to-maturity investments within the salvage fund totaling $1.1 million, which will mature February 2012.

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

As of March 31, 2008, amounts recorded in due to operators totaling $3.0 million related to capital expenditures for oil and gas property, which were paid during the second quarter of 2008.

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

Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$39	$37
Liabilities incurred	—	904
Liabilities settled	—	(904)
Accretion expense	2	2

Balance - End of period	$41	$39

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

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

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At March 31, 2008 and December 31, 2007, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the provisions of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2008 and 2007, no impairments have been recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund began production during the third quarter 2007.

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation

Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all nonfinancial assets and liabilities. On January 1, 2008, the Fund adopted SFAS 157 for financial assets and liabilities.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

The following table reflects the net changes in unproved properties for the periods ended March 31, 2008 and the year ended December 31, 2007. As of March 31, 2008, the Fund had one property, Eugene Island 346/347, with capitalized expenditures in excess of one year. This property has been determined successful and completion efforts are ongoing. Production for this well is expected in July 2008.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$5,961	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,982	7,647
Reclassifications to proved properties based on the determination of proved reserves	—	(1,686)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance - End of the period	$9,943	$5,961

Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended March 31, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs are detailed in the table below.

	Three months ended March 31,
Lease Block	2008	2007

	(in thousands)
South Marsh Island 213	$437	$—
Eugene Island 334	1	6
Eugene Island 357	3	—
West Cameron 78/95	(3)	19
West Delta 95	(14)	1,825

	$424	$1,850

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

The Fund began making distributions in December 2007. During the three months ended March 31, 2008, Manager and shareholder distributions totaled $0.1 million and $0.8 million, respectively.

6. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. Management fees for each of the three months ended March 31, 2008 and 2007 were $0.6 million.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At December 31, 2007, the Fund owed affiliates $0.7 million related to insurance proceeds and revenue allocations. At March 31, 2008 there were no such amounts payable or receivable.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At March 31, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximated fair value.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had committed to spend an additional $3.9 million relating to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

9. Subsequent Events

South Marsh Island 213

In March 2008, the Fund acquired a 5.5% working interest in the exploratory project South Marsh Island 213 from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. This project began drilling in March 2008. On April 30, 2008 the Fund was informed by LLOG that the well being drilled on the South Marsh Island 213 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well, or dry hole. As a result of this dry hole, the Fund recorded dry-hole costs of $0.4 million during the three months ended March 31, 2008 and estimates that an additional $0.9 million of dry-hole costs, inclusive of plug and abandonment, will be incurred during the second quarter 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy O Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 21, 2004 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of thirteen wells, six of which have been determined to be dry holes, two that have been determined to be successful, and five that are currently drilling or scheduled to drill. The Fund has elected not to participate in the Mississippi Canyon 360 project and the majority of its investment of $0.1 million is expected to be returned by the partners of the project.

Successful Projects

South Pelto 9

In July 2006, the Fund acquired a 16.67% working interest from Newfield Exploration Company (“Newfield”), the operator. South Pelto 9 was deemed successful in late-2006 and production commenced in September 2007. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The Fund has spent $5.6 million on this property.

Eugene Island 346/347

In March 2007, the Fund acquired a 5% working interest in the exploratory project Eugene Island 346/347 from Newfield, the operator. In June 2007, the well was deemed successful. In August 2007, Newfield sold its interest in this property to McMoRan. At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. Completion is ongoing and production is expected in July 2008. Through March 31, 2008, the Fund has spent $2.6 million related to this well, for which the total estimated budget is $3.3 million.

Well #2 and Well #3

As a result of the drilling success of the first exploratory well for Eugene Island 346/347, second and third wells will commence drilling in May 2008 and June 2008, respectively. The total estimated budget for these wells is $0.6 million.

Currently Drilling/Future Projects

Walker Ridge 155

In 2007 the Fund acquired a 1.0% working interest in the exploratory project Walker Ridge 155 from Kerr-McGee Oil & Gas Corporation (“Kerr McGee”), a wholly owned subsidiary of Anadarko Petroleum Corporation (“Anadarko”), the operator of the project. Drilling for Walker Ridge 155, a deepwater project began in mid-August 2007.

While drilling the initial well, Anadarko found traces of oil throughout much of the 4,500-foot interval as well as a thin section of high-quality oil. However, this initial well did not encounter the sedimentary formations that had been targeted. As a result, the working interest owners are evaluating additional three-dimensional data gathered during the drilling phase as well as new data to determine whether the operator should divert the well to a location more likely to encounter commercial reservoirs. The results of the analysis are expected during the second quarter 2008. The operator currently plans to re-use the majority of the initial well-bore in order to save time and money. The data gathered thus far confirms the presence of oil in the geologic basin, however, the well has not been determined to be a successful property. Once diverted to a new location, if the well is not deemed commercial, it will be plugged and abandoned as a dry hole. Through March 31, 2008, the Fund has spent $2.2 million related to this property, for which the total estimated budget is $14.4 million.

High Island 38

In the fourth quarter 2007, the Fund acquired a 12.5% working interest in the High Island 38 project, from W&T Offshore, Inc. (“W&T Offshore”), the operator. Through March 31, 2008, the Fund has spent $4.7 million related to this property, for which the total estimated budget is $7.6 million. Results for this project are expected during the second quarter of 2008.

South Timbalier 287

In November 2007, the Fund acquired a 4.0% working interest in the exploratory project South Timbalier 287 from GOM Shelf LLC (Apache Corporation) (“Apache”), the operator. South Timbalier 287 is located southwest of the Mississippi River Delta in about 480 feet of water. This project started drilling in March 2008 and results are expected in third quarter 2008. Through March 31, 2008, the Fund has spent $0.5 million related to this property, for which the total estimated budget is $2.6 million.

Dry Holes

South Marsh Island 213

In March 2008, the Fund acquired a 5.5% working interest in the exploratory project South Marsh Island 213 from LLOG, the operator. This project began drilling in March 2008. On April 30, 2008 the Fund was informed by LLOG that the well being drilled on the South Marsh Island 213 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well, or dry hole. As a result of this dry hole, the Fund recorded dry-hole costs of $0.4 million during the three months ended March 31, 2008 and estimates that an additional $0.9 million of dry-hole costs, inclusive of plug and abandonment, will be incurred during the second quarter 2008.

Results of Operations

The following review of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended March 31,
	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$2,415	$—

Expenses
Depletion and amortization	820	—
Dry-hole costs	424	1,850
Management fees to affiliate	552	587
Operating expenses	32	1
General and administrative expenses	199	96

Total expenses	2,027	2,534

Income (loss) from operations	388	(2,534)
Other income
Interest income	436	714

Net income (loss)	$824	$(1,820)

Oil and Gas Revenue. In September 2007, the Fund began earning operating revenues with the onset of production for the South Pelto 9 well. Oil and gas revenue for the three months ended March 31, 2008 was $2.4 million. Prior to September 2007, the Fund earned no operating revenues and was classified as an exploratory stage enterprise.

During the three months ended March 31, 2008 the South Pelto 9 well produced and sold approximately 7 thousand barrels of oil and 145 thousand mcf of natural gas. Oil prices have averaged $99 per barrel and natural gas prices have averaged approximately $10 per mcf, including processing revenue, during the three months ended March 31, 2008.

Depletion and Amortization. For the three months ended March 31, 2008, depletion and amortization was $0.8 million. The Fund’s first producing well, South Pelto 9, began production in September 2007. Prior to that time, the Fund did not have production and therefore did not have depletion or amortization expense.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs. During the three months ended March 31, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs.

	Three months ended March 31,
Lease Block	2008	2007

	(in thousands)
South Marsh Island 213	$437	$—
Eugene Island 334	1	6
Eugene Island 357	3	—
West Cameron 78/95	(3)	19
West Delta 95	(14)	1,825

	$424	$1,850

Management Fees. For the three months ended March 31, 2008 and 2007, the Fund incurred management fees of $0.6 million, representing 2.5% of total capital contributions, net of cumulative dry-hole costs and casualty loss incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. For the three months ended March 31, 2008, operating expenses were $32 thousand attributable to the onset of production and accretion expense for South Pelto 9.

General and Administrative Expense. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended March 31,
	2008	2007

	(in thousands)
Insurance	$118	$15
Accounting and legal fees	55	54
Trust fees and other	26	27

	$199	$96

Insurance expense represents premiums related to well control insurance, which increases as drilling activity increases, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s short-term investment portfolio in U.S. Treasury securities.

Interest Income. Interest income is comprised of interest earned on money market accounts and short-term investments in U.S. Treasury securities. For the three months ended March 31, 2008, interest income was $0.4 million, a $0.3 million decrease from the three months ended March 31, 2007. The decrease was attributable to a reduction in interest rates during the three months ended March 31, 2008 coupled with a decrease in average outstanding balances earning interest due to property expenditures during the period.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2008 were $0.3 million principally attributable to revenue receipts of $1.7 million and interest income received of $0.1 million. These amounts were partially offset by payments to affiliates of $0.7 million for amounts outstanding at December 31, 2007, management fees of $0.6 million, and general and administrative expenses of $0.2 million.

Cash flows used in operating activities for the three months ended March 31, 2007 were $0.2 million. Management fees and general and administrative fees of $0.6 million and $0.1 million, respectively, were offset by interest income received of $0.4 million and favorable working capital of $0.1 million.

Investing Cash Flows

Cash flows provided by investing activities for the three months ended March 31, 2008 were $39.3 million, principally related to proceeds from the maturity of U.S. Treasury securities totaling $40.9 million, partially offset by capital expenditures for oil and gas properties of $1.6 million.

Cash flows used in investing activities for the three months ended March 31, 2007 were $30.8 million related to capital expenditures for oil and gas properties of $5.5 million, including expenditures for insured recovery efforts, and investments in marketable securities of $25.3 million.

Financing Cash Flows

Cash flows used in financing activities were $1.0 million for three months ended March 31, 2008 related to the payment of manager and shareholder distributions.

There were no cash flows related to financing activities for the three months ended March 31, 2007.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund has commitments related to authorizations for expenditures totaling $3.9 million for properties. If the properties were to be successful, the Fund would make additional expenditures totaling $15.1 million related to the completion of these properties.

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

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Over time, as a well produces, the Fund may recover a portion of or the entire management fee that may have been paid out of capital contributions.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between El Paso E&P Company, L.P. and Ridgewood Energy Corporation as Manager and LLOG Exploration Offshore, Inc. for South Marsh Island Block 213.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: May 6, 2008			RIDGEWOOD ENERGY O FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2008
	By:	/s/	KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)