Form 10-Q
period 2008-06-30
Ridgewood Energy O Fund LLC
filed 2008-08-01
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

There is no market for the shares. As of August 1, 2008 there are 870.6486 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$17,459	$14,546
Short-term investments in marketable securities	28,087	40,602
Production receivable	1,654	598
Other current assets	1,496	372

Total current assets	48,696	56,118
Salvage fund	1,126	1,110
Oil and gas properties:
Advances to operators for working interests and expenditures	1,675	1,866
Unproved properties	4,951	5,961
Proved properties	9,849	5,603
Less: accumulated depletion and amortization	(2,870)	(701)

Total oil and gas properties	13,605	12,729

Total assets	$63,427	$69,957

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$5,747	$2,070
Accrued expenses payable	133	126
Due to affiliates (Note 6)	—	652

Total current liabilities	5,880	2,848

Asset retirement obligations	201	39

Total liabilities	6,081	2,887

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(471)	(73)
Accumulated deficit	(837)	(1,447)

Manager’s total	(1,308)	(1,520)

Shareholders:
Capital contributions (935 shares authorized; 870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(2,672)	(414)
Accumulated deficit	(52,922)	(45,244)

Shareholders’ total	58,654	68,590

Total members’ capital	57,346	67,070

Total liabilities and members’ capital	$63,427	$69,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$4,046	$—	$6,461	$—

Expenses
Depletion and amortization	1,349	—	2,169	—
Dry-hole costs	9,857	5	10,281	1,855
Management fees to affiliate (Note 6)	549	587	1,101	1,174
Casualty loss	—	3,468	—	3,468
Operating expenses	105	39	137	40
General and administrative expenses	258	138	457	234

Total expenses	12,118	4,237	14,145	6,771

Loss from operations	(8,072)	(4,237)	(7,684)	(6,771)

Other income
Interest income	180	658	616	1,372

Net loss	$(7,892)	$(3,579)	$(7,068)	$(5,399)

Manager Interest
Net income (loss)	$370	$(134)	$610	$(244)

Shareholder Interest
Net loss	$(8,262)	$(3,445)	$(7,678)	$(5,155)
Net loss per share	$(9,489)	$(3,956)	$(8,819)	$(5,921)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(7,068)	$(5,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depletion and amortization	2,169	—
Dry-hole costs	10,281	1,855
Casualty loss	—	3,468
Accretion expense	3	1
Interest earned on marketable securities	(374)	(967)
Changes in assets and liabilities:
Increase in production receivable	(1,056)	—
(Increase) decrease in other current assets	(809)	34
Increase in accrued expenses payable	1	14
Decrease in due to affiliates	(652)	—

Net cash provided by (used in) operating activities	2,495	(994)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(1,675)	—
Capital expenditures for oil and gas properties	(8,124)	(8,708)
Interest reinvested in salvage fund	(16)	(17)
Proceeds from the sale of marketable securities	40,889	25,644
Investment in marketable securities	(28,000)	(25,318)

Net cash provided by (used in) investing activities	3,074	(8,399)

Cash flows from financing activities
Distributions	(2,656)	—

Net cash used in financing activities	(2,656)	—

Net increase (decrease) in cash and cash equivalents	2,913	(9,393)

Cash and cash equivalents, beginning of period	14,546	33,188

Cash and cash equivalents, end of period	$17,459	$23,795

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$1,866	$—

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

The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. During 2007, the Fund began earning revenue and was determined to no longer be an exploratory stage enterprise.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At June 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $7.3 million and $14.4 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may purchase investments comprised of U.S. Treasury Bills and Notes. These investments are considered short-term when their maturities, when purchased, are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. At June 30, 2008, the Fund had short-term held-to-maturity investments totaling $28.1 million, which mature in October 2008 and November 2008. At December 31, 2007 the Fund had short-term held-to-maturity investments totaling $40.6 million.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund

Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million. The held-to-maturity investment held within the salvage fund at June 30, 2008 matures in February 2012.

Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties

Investments in oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by the Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

As of June 30, 2008, amounts recorded in due to operators totaling $5.7 million related to capital expenditures for oil and gas property. These amounts were paid during the third quarter of 2008.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes in asset retirement obligations for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$39	$37
Liabilities incurred	6,608	904
Liabilities settled	(6,449)	(904)
Accretion expense	3	2

Balance - End of period	$201	$39

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows. At June 30, 2008 and December 31, 2007, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. During the three and six months ended June 30, 2008 and 2007, no impairments were recorded.

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

3. Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

The following table reflects the net changes in unproved properties for the six months ended June 30, 2008 and the year ended December 31, 2007. As of June 30, 2008, the Fund had no capitalized exploratory well costs greater than one year.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$5,961	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	6,608	7,647
Reclassifications to proved properties based on the determination of proved reserves	(2,621)	(1,686)
Capitalized exploratory well costs charged to dry-hole costs	(4,997)	—

Balance - End of the period	$4,951	$5,961

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three and six months ended June 30, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs are detailed in the table below.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
High Island 38	$6,406	$—	$6,406	$—
Walker Ridge 155	2,246	—	2,246	—
South Marsh Island 213	1,251	—	1,688	—
Eugene Island 346/347 well #3	275	—	275	—
West Delta 95	(320)	11	(334)	1,836
Other wells	(1)	(6)	—	19

	$9,857	$5	$10,281	$1,855

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as required by the Fund’s LLC Agreement.

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

The Fund began making distributions in December 2007. The shareholders and Manager received distributions of $2.3 million and $0.4 million for the six months ended June 30, 2008, respectively. There were no distributions paid during the six months ended June 30, 2007.

6. Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the three and six months ended June 30, 2008 were $0.5 and $1.1 million, respectively. For the three and six months ended June 30, 2007 management fees were $0.6 and $1.2 million, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At June 30, 2008 there were no such amounts payable or receivable. At December 31, 2007, the Fund owed affiliates $0.7 million related to insurance proceeds and revenue allocations.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At June 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximated fair value.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $3.8 million relating to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep natural gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009. The Average NYMEX Price during the six months ended June 30, 2008 was $10.10. Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $10.68 for the second half of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties. In addition, the Fund’s future reserve estimates report for natural gas would be reduced by 16.67%. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations. If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced. With regard to the shallow water, deep natural gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s natural gas revenues for the six months ended June 30, 2008 would be reduced by $0.7 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS. At June 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability; however, the Fund has prepaid the MMS this amount, which is included in other current assets, to avoid the incurrence of potential interest charges.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells, nine of which have been determined to be dry holes, four that have been determined to be successful, and two that are currently drilling or scheduled to drill.

Currently Drilling

Ruby Project

In May 2008, the Fund acquired a 10.0% working interest in the Ruby Project, an exploratory project operated by PetroQuest Energy, L.L.C. (“PetroQuest”). The project is located in the Eugene Island region of the Gulf of Mexico. The well began drilling in June 2008 and results are expected in August 2008. Through June 30, 2008, the Fund has spent $2.0 million on this well, for which the total estimated budget is $3.5 million.

South Timbalier 287

In November 2007, the Fund acquired a 4.0% working interest in the exploratory project South Timbalier 287 from GOM Shelf LLC (Apache Corporation) (“Apache”), the operator. South Timbalier 287 is located southwest of the Mississippi River Delta in about 480 feet of water. This project began drilling in March 2008 and results are expected in August 2008. Through June 30, 2008, the Fund has spent $2.3 million related to this property, for which the total estimated budget is $2.6 million.

Successful Projects

Liberty Project

In April 2008, the Fund acquired a 5.0% working interest in the Liberty Project, an exploratory project operated by LLOG Exploration Offshore, Inc. (“LLOG”). This project began drilling in May 2008 and was determined to be a success on July 4, 2008. Completion efforts are ongoing and production is expected in the second quarter 2009. Through June 30, 2008, the Fund has spent $2.4 million on this well, for which the total estimated budget is $4.3 million.

South Pelto 9

In July 2006, the Fund acquired a 16.67% working interest from Newfield Exploration Company (“Newfield”), the operator. South Pelto 9 was deemed successful in late-2006 and production commenced in September 2007. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The Fund has spent $5.6 million related to this property.

Eugene Island 346/347

Well #1

In March 2007, the Fund acquired a 5.0% working interest in the exploratory project Eugene Island 346/347 from Newfield, the operator. In June 2007, the well was deemed successful. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was completed and production commenced in June 2008. The Fund has spent $3.5 million related to this well.

Well #2

As a result of the drilling success of the first exploratory well for Eugene Island 346/347, the second and third wells commenced drilling in May 2008. In late-May 2008, Eugene Island 346/347 well #2 was determined to be successful and production commenced in July 2008. Through June 30, 2008, the Fund has spent $0.6 million related to this well.

Dry Holes

Eugene Island 346/347 Well #3

In June 2008, the Fund was informed by McMoRan that Eugene Island 346/347 well #3 did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well, or dry hole. As a result of this dry hole, the Fund recorded dry-hole costs of $0.3 million during the six months ended June 30, 2008.

Walker Ridge 155

In 2007 the Fund acquired a 1.0% working interest in the exploratory project Walker Ridge 155 from Kerr-McGee Oil & Gas Corporation (“Kerr McGee”), a wholly owned subsidiary of Anadarko Petroleum Corporation (“Anadarko”), the operator of the project. Drilling for Walker Ridge 155, a deepwater project began in mid-August 2007.

On June 3, 2008, the Fund was informed by Anadarko that based upon its evaluation of the three-dimensional data surrounding the Walker Ridge 155 lease block, they have elected not to continue drilling this well. The well has been determined to be unsuccessful, or a dry hole, and has been plugged and abandoned. Dry-hole costs related to this well, including plug and abandonment expenses, for the six months ended June 30, 2008 were $2.2 million.

High Island 38

In the fourth quarter 2007, the Fund acquired a 12.5% working interest in the High Island 38 project, which is operated by W&T Offshore, Inc. (“W&T Offshore”). In June 2008, the well was determined to be unsuccessful, or a dry hole, and has been plugged and abandoned. Dry-hole costs related to this well, including plug and abandonment expenses, for the six months ended June 30, 2008 were $6.4 million.

South Marsh Island 213

In March 2008, the Fund acquired a 5.5% working interest in the exploratory project South Marsh Island 213 from LLOG, the operator. This project began drilling in March 2008. On April 30, 2008 the Fund was informed by LLOG that the well being drilled on the South Marsh Island 213 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well, or dry hole. Dry-hole costs related to this well, including plug and abandonment expenses, for the six months ended June 30, 2008 were $1.7 million.

Results of Operations

The following review of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$4,046	$—	$6,461	$—

Expenses
Depletion and amortization	1,349	—	2,169	—
Dry-hole costs	9,857	5	10,281	1,855
Management fees to affiliate	549	587	1,101	1,174
Casualty loss	—	3,468	—	3,468
Operating expenses	105	39	137	40
General and administrative expenses	258	138	457	234

Total expenses	12,118	4,237	14,145	6,771

Loss from operations	(8,072)	(4,237)	(7,684)	(6,771)
Other income
Interest income	180	658	616	1,372

Net loss	$(7,892)	$(3,579)	$(7,068)	$(5,399)

Oil and Gas Revenue. The Fund has had two wells come onto production, South Pelto 9 in September 2007 and Eugene Island 346/347 well #1 in June 2008. Oil and gas revenue for the three and six months ended June 30, 2008 were $4.0 million and $6.5 million, respectively. Prior to September 2007, the Fund earned no operating revenues and was classified as an exploratory stage enterprise.

During the three months ended June 30, 2008, South Pelto 9 produced approximately 8,500 barrels of oil and approximately 223 thousand mcf of natural gas and Eugene Island 346/347 well #1 produced approximately 941 barrels of oil and approximately 9 thousand mcf of natural gas.

During the three months ended June 30, 2008, the Fund’s oil prices have averaged $122 per barrel and natural gas prices have averaged $13.12 per mcf.

During the six months ended June 30, 2008, South Pelto 9 produced 15,800 barrels of oil and approximately 368 thousand mcf of natural gas and Eugene Island 346/347 well #1 produced approximately 941 barrels of oil and approximately 9 thousand mcf of natural gas.

During the six months ended June 30, 2008, the Fund’s oil prices have averaged $111 per barrel and natural gas prices have averaged $11.93 per mcf.

Depletion and Amortization. For the three and six months ended June 30, 2008, depletion and amortization was $1.3 million and $2.2 million, respectively. The Fund’s producing wells, South Pelto 9 and Eugene Island 346/347 well #1, began production in September 2007 and June 2008, respectively. Prior to that time, the Fund did not have production and therefore did not have depletion and amortization expense.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs. During the three and six months ended June 30, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
High Island 38	$6,406	$—	$6,406	$—
Walker Ridge 155	2,246	—	2,246	—
South Marsh Island 213	1,251	—	1,688	—
Eugene Island 346/347 well #3	275	—	275	—
West Delta 95	(320)	11	(334)	1,836
Other wells	(1)	(6)	—	19

	$9,857	$5	$10,281	$1,855

Management Fees to Affiliate. For the three months ended June 30, 2008 and 2007, the Fund incurred management fees of $0.5 million and $0.6 million, respectively, representing 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. The Fund incurred $1.1 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. The management fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Casualty Loss. For the three and six months ended June 30, 2007, the Fund recorded casualty losses of $3.5 million related to West Delta 95 and West Cameron 78/95 insurance claims. There was no casualty loss recorded during the three and six months ended June 30, 2008.

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense. For each of the three and six months ended June 30, 2008, operating expenses were $0.1 million attributable to the onset of production and accretion expense for South Pelto 9 and Eugene Island 346/347 well #1. For the three and six months ended June 30, 2007, operating expenses were $39 thousand and $40 thousand, respectively, attributable to geological costs.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

	(in thousands)
Insurance	$139	$56	$257	$71
Accounting fees	96	57	151	111
Trust fees and other	23	25	49	52

	$258	$138	$457	$234

Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended June 30, 2008, interest income was $0.2 million, a $0.5 million decrease from the three months ended June 30, 2007. For the six months ended June 30, 2008, interest income was $0.6 million, a $0.8 million decrease from the six months ended June 30, 2007. The decreases were attributable to a reduction in interest rates during the three and six months ended June 30, 2008 coupled with a decrease in average outstanding balances earning interest due to capital expenditures during the period.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the six months ended June 30, 2008 were $2.5 million principally attributable to revenue receipts of $5.4 million, interest income received of $0.2 million and favorable working capital of $0.1 million. These amounts were partially offset by management fees of $1.1 million, MMS prepayments for estimated potential royalties totaling $0.9 million, payments to affiliates of $0.7 million for amounts outstanding at December 31, 2007, general and administrative expenses of $0.5 million and operating expenses of $0.1 million.

Cash flows used in operating activities for the six months ended June 30, 2007 were $1.0 million. Management fees and general and administrative and other expenses of $1.2 million and $0.3 million, respectively, were offset by interest income received of $0.5 million.

Investing Cash Flows

Cash flows provided by investing activities for the six months ended June 30, 2008 were $3.1 million related to proceeds from the maturity of U.S. Treasury securities totaling $40.9 million, partially offset by $28.0 million reinvested in marketable securities and capital expenditures for oil and gas properties totaling $9.8 million, inclusive of advances. Additionally, in the six months ended June 30, 2008, the Fund increased its salvage fund investments by $16 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the six months ended June 30, 2007 were $8.4 million, related to capital expenditures for oil and gas properties of $8.7 million and investments in marketable securities, inclusive of salvage fund, of $25.3 million, partially offset by proceeds from the maturity of US Treasury Notes of $25.6 million.

Financing Cash Flows

Cash flows used in financing activities were $2.7 million for six months ended June 30, 2008 related to the payment of manager and shareholder distributions.

There were no cash flows related to financing activities for the six months ended June 30, 2007.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had commitments related to participation agreements totaling $3.8 million for properties.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If the exploratory well is deemed a dry-hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Although the management fee can be paid out of capital contributions, this is not the Fund’s intent.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep natural gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009. The Average NYMEX Price during the six months ended June 30, 2008 was $10.10. Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $10.68 for the second half of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties. In addition, the Fund’s future reserve estimates report for natural gas would be reduced by 16.67%. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations. If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced. With regard to the shallow water, deep natural gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s natural gas revenues for the six months ended June 30, 2008 would be reduced by $0.7 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS. At June 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability; however, the Fund has prepaid the MMS this amount to avoid the incurrence of potential interest charges.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at June 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between El Paso E&P Company, L.P. and Ridgewood Energy Corporation as Manager and LLOG Exploration Offshore, Inc. for South Marsh Island Block 213. (previously filed)

10.2	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Liberty Project.

10.3	Participation Agreement between PetroQuest Energy, L.L.C. and Ridgewood Energy Corporation as Manager for Ruby Project.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: August 1, 2008			RIDGEWOOD ENERGY O FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2008
	By:	/s/	KATHLEEN P. McSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)