Form 10-Q
period 2009-09-30
Ridgewood Energy O Fund LLC
filed 2009-11-09
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No☒

There is no market for the shares. As of November 9, 2009 there are 870.6486 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,196	$16,818
Short-term investments in marketable securities	17,009	20,100
Production receivable	822	530
Insurance receivable	426	-
Prepaid royalties	-	517
Other current assets	91	186
Total current assets	30,544	38,151
Salvage fund	1,158	1,139
Oil and gas properties:
Advances to operators for working interests and expenditures	-	128
Unproved properties	4,784	984
Proved properties	14,618	12,525
Less: accumulated depletion and amortization	(5,593)	(4,238)
Total oil and gas properties, net	13,809	9,399
Total assets	$45,511	$48,689
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,157	$1,965
Accrued expenses	91	97
Total current liabilities	1,248	2,062
Asset retirement obligations	462	415
Total liabilities	1,710	2,477
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,726)	(1,185)
Accumulated deficit	(37)	(428)
Manager's total	(1,763)	(1,613)
Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(9,785)	(6,717)
Accumulated deficit	(58,899)	(59,706)
Shareholders' total	45,564	47,825
Total members' capital	43,801	46,212
Total liabilities and members' capital	$45,511	$48,689

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$975	$3,279	$4,528	$9,740

Expenses
Depletion and amortization	687	1,135	1,355	3,304
Dry-hole costs	26	1,961	160	12,242
Management fees to affiliate (Note 6)	430	486	1,291	1,587
Operating expenses	72	138	294	275
General and administrative expenses	95	191	368	648
Total expenses	1,310	3,911	3,468	18,056
(Loss) income from operations	(335)	(632)	1,060	(8,316)
Other income
Interest income	23	186	138	802
Net (loss) income	$(312)	$(446)	$1,198	$(7,514)

Manager Interest
Net income	$52	$352	$391	$962

Shareholder Interest
Net (loss) income	$(364)	$(798)	$807	$(8,476)
Net (loss) income per share	$(418)	$(917)	$927	$(9,735)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$1,198	$(7,514)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	1,355	3,304
Dry-hole costs	160	12,242
Accretion expense	9	5
Interest earned on marketable securities	(99)	(508)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(292)	292
Decrease (increase) in prepaid royalties	517	(1,422)
Decrease (increase) in other current assets	21	(18)
Increase in due to operators	6	456
(Decrease) increase in accrued expenses	(6)	105
Decrease in due to affiliates	-	(652)
Net cash provided by operating activities	2,869	6,290

Cash flows from investing activities
Capital expenditures for oil and gas properties	(7,053)	(14,574)
Proceeds from the maturity of investments	26,183	40,889
Investment in marketable securities	(22,993)	(38,000)
Interest reinvested in salvage fund	(19)	(22)
Net cash used in investing activities	(3,882)	(11,707)

Cash flows from financing activities
Distributions	(3,609)	(5,984)
Net cash used in financing activities	(3,609)	(5,984)
Net decrease in cash and cash equivalents	(4,622)	(11,401)
Cash and cash equivalents, beginning of period	16,818	14,546
Cash and cash equivalents, end of period	$12,196	$3,145

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$128	$1,866

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through November 9, 2009, the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $11.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At September 30, 2009, the Fund had short-term held-to-maturity investments of $10.0 million, which matured in October 2009 and $7.0 million, which mature in December 2009.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.   At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.1 million, which mature in February 2012.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.1 million and $1.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$415	$39
Liabilities incurred	38	268
Liabilities settled	-	-
Accretion expense	9	8
Revisions to previous estimates	-	100
Balance, end of period	$462	$415

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$984	$5,961
Additions to capitalized exploratory well costs
pending the determination of proved reserves	5,496	5,635
Reclassifications to proved properties based on
the determination of proved reserves	(1,696)	(6,843)
Capitalized exploratory well costs charged to
dry-hole costs	-	(3,769)
Balance, end of period	$4,784	$984

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three months ended September 30, 2008 and during the nine months ended September 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
South Timbalier 287	$-	$-	$446	$-
Bison Project	15	-	120	-
High Island 38	-	104	19	6,510
Walker Ridge 155	-	(9)	(4)	2,237
South Marsh Island 213	-	-	-	1,688
Ruby Project	-	1,924	(102)	1,924
Other wells	11	(58)	(319)	(117)
	$26	$1,961	$160	$12,242

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

The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended September 30, 2009 and 2008 were $0.4 million and $0.5 million, respectively.  For the nine months ended September 30, 2009 and 2008, management fees were $1.3 million and $1.6 million, respectively.

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

7.   Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2009, the Fund had committed to spend an additional $11.4 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds can reduce or eliminate insurance for the Fund.  During the nine months ended September 30, 2009, the Fund was notified that the operator of the Aspen Project had filed an insurance claim relative to an insurable event that had occurred during the drilling of the Aspen well.  At September 30, 2009, the Fund has recorded a receivable of $0.4 million, based on its estimate of insurance recoveries.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable.

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

Business Update

The Fund owns working interests and has participated in the drilling of twenty wells, seven resulted in discoveries and thirteen have been determined to be dry holes, two of which were determined to be dry during 2009.

Discoveries
Alpha Project
In September 2009, the Fund acquired a 3.0% working interest in the Alpha Project, a deepwater exploratory well.  The Alpha Project was determined to be a commercial success in October 2009, and completion efforts are ongoing.  Through September 30, 2009, the Fund has spent $0.4 million related to this well, for which the total estimated budget is $1.3 million.

Cobalt Project
In August 2008, the Fund acquired a 4.0% working interest in the Cobalt Project, an exploratory well.  The Cobalt Project was determined to be a commercial success in January 2009 and production commenced in June 2009.  The Fund has spent $2.0 million related to this well.

Aspen Project
In July 2008, the Fund acquired a 2.33% working interest in the Aspen Project, an exploratory well.  In April 2009, the first well of the Aspen Project found hydrocarbons in three separate zones.  Second and third delineation wells were drilled from July - September 2009.  Once the results from this additional drilling have been analyzed, the operator and working interest owners will evaluate possible development plans and determine the economics of the completion and further drilling.  Aspen is a deepwater project that requires significant infrastructure construction.  Through September 30, 2009, the Fund has spent $4.4 million, net of estimated insurance recoveries, related to this project, for which the total estimated budget is $10.7 million, which includes two additional wells.  During the nine months ended September 30, 2009, the Fund was notified that the operator of the Aspen Project had filed an insurance claim relative to an insurable event that had occurred during the drilling of the Aspen well.  At September 30, 2009, the Fund has recorded a receivable of $0.4 million, based on its estimate of insurance recoveries.

Liberty Project
In April 2008, the Fund acquired a 5.0% working interest in the Liberty Project, an exploratory well.  This project began drilling in May 2008 and was determined to be successful in July 2008.  Completion efforts are ongoing and production is expected in the second quarter 2010.  Through September 30, 2009, the Fund has spent $2.9 million on this well, for which the total estimated budget is $7.0 million.

South Pelto 9
In July 2006, the Fund acquired a 16.67% working interest in South Pelto 9, an exploratory well.  This project was determined to be successful and production commenced in September 2007.  In August 2009, the pipeline used to transport South Pelto 9 oil and gas required a repair, which resulted in several weeks of production interruption. There was no cost to the Fund for such repair and the well resumed production in September 2009.  The Fund has spent $4.9 million related to this well.

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

None of the Fund’s wells, including Eugene Island 346/347 wells #1 and #2, were materially damaged as a result of third quarter 2008 hurricane activity in the Gulf of Mexico.  However, the pipeline utilized to transport these wells’ oil and gas production suffered severe damage thereby shutting down production for these wells.   As a result, Eugene Island 346/347 wells #1 and #2 had been shut-in until the pipeline repairs were completed.  There was no cost to the Fund related to these repair activities, however, these wells did not produce oil and gas or earn revenue during this repair period.  Eugene Island 346/347 wells #1 and #2 resumed production in July 2009.

Dry Holes
South Timbalier 287
In November 2007, the Fund acquired a 4.0% working interest in South Timbalier 287, an exploratory well.  This project began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009.  Dry-hole costs related to this well totaled $4.3 million, of which $0.4 million were incurred during the nine months ended September 30, 2009.

Bison Project
In November 2008, the Fund acquired a 3.0% working interest in the Bison Project, an exploratory well.  The project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $0.3 million, of which $0.1 million were incurred during the nine months ended September 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$975	$3,279	$4,528	$9,740

Expenses
Depletion and amortization	687	1,135	1,355	3,304
Dry-hole costs	26	1,961	160	12,242
Management fees to affiliate	430	486	1,291	1,587
Operating expenses	72	138	294	275
General and administrative expenses	95	191	368	648
Total expenses	1,310	3,911	3,468	18,056
(Loss) income from operations	(335)	(632)	1,060	(8,316)
Other income
Interest income	23	186	138	802
Net (loss) income	$(312)	$(446)	$1,198	$(7,514)

Overview. During the three and nine months ended September 30, 2009, the Fund had four producing wells, South Pelto 9, Eugene Island 346/347 wells #1 and #2, and the Cobalt Project, which came onto production in September 2007, June 2008, July 2008 and June 2009, respectively.  As previously discussed in the “Business Update”, Eugene Island 346/347 wells #1 and #2 had been shut-in pending completion of pipeline repairs and had not produced oil and gas or earned revenue during this repair period. Eugene Island 346/347 wells #1 and #2 resumed production in July 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2009 was $1.0 million, a $2.3 million decrease from the three months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $1.8 million, a decrease in sales volumes totaling $0.2 million, and a decrease in processing revenues of $0.2 million.

Oil sales volumes were 6 thousand barrels and 8 thousand barrels for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $62 per barrel during the three months ended September 30, 2009 compared to $123 per barrel during the three months ended September 30, 2008.

Gas sales volumes were 153 thousand mcf and 155 thousand mcf for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.26 per mcf during the three months ended September 30, 2009 compared to $14.77 per mcf during the three months ended September 30, 2008.

Oil and gas revenue for the nine months ended September 30, 2009 was $4.5 million, a $5.2 million decrease from the nine months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $4.5 million, a decrease in sales volumes totaling $1.2 million, and a decrease in processing revenues of $0.7 million.  These decreases were offset by an adjustment to gas revenue based on revised production and sales volume estimates totaling $1.1 million.

Oil sales volumes were 19 thousand barrels and 25 thousand barrels for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $53 per barrel during the nine months ended September 30, 2009 compared to $116 per barrel during the nine months ended September 30, 2008.

Gas sales volumes were 483 thousand mcf and 532 thousand mcf for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $4.03 per mcf during the nine months ended September 30, 2009 compared to $12.77 per mcf during the nine months ended September 30, 2008.

Oil and gas volumes were adversely impacted in both the three and nine month periods ended September 30, 2009 due to natural declines in the production rate principally related to South Pelto 9.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2009 was $0.7 million and $1.4 million, respectively, compared to $1.1 million and $3.3 million for the three and nine months ended September 30, 2008.  The decreases are attributable to decreased production volumes and a decrease in the average depletion rate for South Pelto 9.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three months ended September 30, 2008 and during the nine months ended September 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The following table summarizes dry-hole costs inclusive of credits.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
South Timbalier 287	$-	$-	$446	$-
Bison Project	15	-	120	-
High Island 38	-	104	19	6,510
Walker Ridge 155	-	(9)	(4)	2,237
South Marsh Island 213	-	-	-	1,688
Ruby Project	-	1,924	(102)	1,924
Other wells	11	(58)	(319)	(117)
	$26	$1,961	$160	$12,242

Management Fees to Affiliate.   Management fees for the three and nine months ended September 30, 2009 were $0.4 million and $1.3 million, respectively, compared to $0.5 million and $1.6 million for the three and nine months ended September 30, 2008.  An annual management fee, totaling 2.5% of the capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$67	$76	$204	$166
Geological costs	2	60	81	104
Accretion expense	3	2	9	5
	$72	$138	$294	$275

Lease operating expense for the three and nine months ended September 30, 2009 and 2008 was attributable to the Fund’s producing properties during each period, as outlined above in “Overview”. Geological costs for the three and nine months ended September 30, 2009 related to the Aspen Project and Eugene Island 346/347 well #1.   Geological costs for the three and nine months ended September 30, 2008 primarily related to the Liberty and Ruby projects. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$41	$116	$188	$373
Accounting fees	43	54	138	205
Trust fees and other	11	21	42	70
	$95	$191	$368	$648

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2009 was $23 thousand and $0.1 million, respectively, a decrease of $0.2 million and $0.7 million, respectively, from the three and nine months ended September 30, 2008.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2009 were $2.9 million, principally attributable to revenue receipts of $4.2 million and a refund of the MMS prepayments for estimated royalties totaling $0.5 million.  These amounts were partially offset by management fees of $1.3 million, general and administrative expenses of $0.4 million and operating expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $6.3 million principally attributable to revenue receipts of $10.5 million, interest income received of $0.3 million and favorable working capital of $0.1 million.  These amounts were partially offset by management fees of $1.6 million, MMS payments for estimated royalties totaling $1.4 million, payments to affiliates of $0.7 million for amounts outstanding at December 31, 2007, general and administrative expenses of $0.6 million and operating expenses of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2009 were $3.9 million, principally related to investments in U.S. Treasury securities of $23.0 million and capital expenditures for oil and gas properties totaling $7.1 million, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $26.2 million.  Additionally, the Fund increased its salvage fund investments by $19 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $11.7 million, principally related to investments in U.S. Treasury securities of $38.0 million and capital expenditures for oil and gas properties totaling $14.6 million, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $40.9 million.  Additionally, the Fund increased its salvage fund investments by $22 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $3.6 million related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2008 were $6.0 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $11.4 million related to its investment properties.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is more than likely, all the capital it will obtain. The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences will reduce its ability to generate revenue and exhaust its capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554.  Discovery is ongoing and a trial date has been set for February 1, 2010.

Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

Adrien Doherty, Executive Vice President of the Fund, resigned effective October 30, 2009.

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	November 9, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)