Form 10-Q
period 2010-03-31
Ridgewood Energy O Fund LLC
filed 2010-05-11
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 11, 2010 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,497	$16,846
Short-term investments in marketable securities	20,005	10,000
Production receivable	943	1,132
Other current assets	366	118
Total current assets	26,811	28,096
Salvage fund	1,172	1,165
Oil and gas properties:
Unproved properties	6,341	5,836
Proved properties	16,649	16,548
Less: accumulated depletion and amortization	(6,942)	(6,409)
Total oil and gas properties, net	16,048	15,975
Total assets	$44,031	$45,236

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,928	$975
Accrued expenses	243	56
Total current liabilities	2,171	1,031
Asset retirement obligations	536	532
Total liabilities	2,707	1,563

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(2,055)	(1,850)
Retained earnings	281	155
Manager's total	(1,774)	(1,695)

Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(11,646)	(10,484)
Accumulated deficit	(59,504)	(58,396)
Shareholders' total	43,098	45,368
Total members' capital	41,324	43,673
Total liabilities and members' capital	$44,031	$45,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenue
Oil and gas revenue	$1,552	$1,223

Expenses
Depletion and amortization	533	272
Dry-hole costs	1,375	(20)
Management fees to affiliate (Note 7)	431	431
Operating expenses	123	87
General and administrative expenses	248	141
Total expenses	2,710	911
(Loss) income from operations	(1,158)	312
Other income
Interest income	12	80
Derivative instrument income	164	-
Total other income	176	80
Net (loss) income	$(982)	$392

Manager Interest
Net income	$126	$86

Shareholder Interest
Net (loss) income	$(1,108)	$306
Net (loss) income per share	$(1,273)	$351

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(982)	$392
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	533	272
Dry-hole costs	1,375	(20)
Accretion expense	4	3
Derivative instrument income	(164)	-
Interest earned on marketable securities	(5)	(62)
Changes in assets and liabilities:
Decrease in production receivable	189	152
Decrease in prepaid royalties	-	517
(Increase) decrease in other current assets	(53)	35
Increase in due to operators	1	1
Increase in accrued expenses	187	25
Net cash provided by operating activities	1,085	1,315

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,060)	(4,065)
Proceeds from the maturity of investments	-	10,094
Investment in marketable securities	(10,000)	(6,000)
Interest reinvested in salvage fund	(7)	(7)
Net cash (used in) provided by investing activities	(11,067)	22

Cash flows from financing activities
Distributions	(1,367)	(2,133)
Net cash used in financing activities	(1,367)	(2,133)
Net decrease in cash and cash equivalents	(11,349)	(796)
Cash and cash equivalents, beginning of period	16,846	16,818
Cash and cash equivalents, end of period	$5,497	$16,022

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$-	$128

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 7 and 9.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010, the Fund’s balances exceeded federally insured limits by $5.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2010, the Fund had three short-term held-to-maturity investments of $10.0 million and $5.0 million, which mature in May 2010, and $5.0 million, which matures in August 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity totaling $1.1 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $1.8 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivatives are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as derivative instrument income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 4.  “Derivative Instruments,” for more information.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The Fund had no impairments to its oil and gas properties during the three months ended March 31, 2010 and 2009.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.   Derivative Instruments

In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  The Fund has elected not to use hedge accounting for these derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as derivative instrument income on the statement of operations.  The estimated fair value of these contracts is based upon closing exchange prices on the New York Mercantile Exchange (“NYMEX”).  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment. The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

The put options are carried at their fair value on the balance sheet within “Other current assets” and are settled based upon reported prices on the NYMEX.   The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Derivative instrument income.” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At March 31, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

April 1, 2010 - October 31, 2010	Put Options	246,745	$4.90	$233

5.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$5,836	$984
Additions to capitalized exploratory well costs
pending the determination of proved reserves	1,869	6,548
Reclassifications to proved properties based on
the determination of proved reserves	-	(1,696)
Capitalized exploratory well costs charged to
dry-hole costs	(1,364)	-
Balance, end of period	$6,341	$5,836

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of such credits, for the three months ended March 31, 2010 and 2009, are detailed in the following table.

	Three months ended March 31,
Lease Block	2010	2009
	(in thousands)
Targa Project	$1,364	$-
South Timbalier 287	58	328
Bison Project	7	105
West Delta 95	(59)	(458)
Other wells	5	5
	$1,375	$(20)

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2010 and 2009 were $0.4 million.

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

8.   Fair Value Measurements

At March 31, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At March 31, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $15.4 million related to its investment properties, of which $10.2 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

10.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of issuance of its financial statements.  In January 2010, the Fund acquired a 2.0% working interest in the Targa Project, an exploratory well.  This project began drilling in February 2010 and was determined to be an unsuccessful well, or dry hole, in May 2010.  Dry-hole costs of $1.4 million were incurred during the three months ended March 31, 2010.  Additional dry-hole costs of $0.9 million are expected to be incurred during the second quarter 2010.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 21, 2004 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent
	Working	through	Total Estimated
	Interest	March 31, 2010	Budget	Status

Non-producing Properties
Liberty Project	5.0%	$5,047	$6,036	Completion efforts are ongoing.
				Production expected July 2010.
Alpha Project	2.25%	$1,400	$3,796	Completion efforts are ongoing.
				Production expected second quarter 2011.
Aspen Project	2.33%	$4,472	$8,064	Drilling a third sidetrack well during second
				quarter 2010. Will evaluate economics of
				well completion once sidetrack is completed.
Beta Project	5.0%	$469	$7,981	Drilling commenced March 2010.
				Results expected June 2010.
Producing Properties
South Pelto 9	16.7%	$4,926	$4,926	Production commenced September 2007.

Eugene Island 346/347 well #1	5.0%	$3,496	$3,496	Production commenced June 2008.

Eugene Island 346/347 well #2	5.0%	$696	$696	Production commenced July 2008.

Cobalt Project	4.0%	$1,975	$2,003	Production commenced June 2009.
				Recompletion activities commenced April 2010
				at an estimated cost of $28 thousand.
Dry Holes
Targa Project	2.0%	$1,364	$2,230	Drilling commenced February 2010.
				Determined to be an unsuccessful well, or
				dry hole in May 2010.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$1,552	$1,223

Expenses
Depletion and amortization	533	272
Dry-hole costs	1,375	(20)
Management fees to affiliate	431	431
Operating expenses	123	87
General and administrative expenses	248	141
Total expenses	2,710	911
(Loss) income from operations	(1,158)	312
Other income
Interest income	12	80
Derivative instrument income	164	-
Total other income	176	80

Net (loss) income	$(982)	$392

Overview. During the three months ended March 31, 2010 and 2009, the Fund had four producing wells and one producing well, respectively.  The Cobalt Project commenced production in June 2009 and the Eugene Island 346/347 wells #1 and #2 had were shut-in during the three months ended March 31, 2009 as a result of third quarter 2008 hurricane activity, resuming production in July 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2010 was $1.6 million, a $0.3 million increase from the three months ended March 31, 2009.  The increase is primarily attributable to the impact of  increased average prices totaling $0.4 million, partially offset by decreased sales volumes totaling $0.2 million.

Oil sales volumes were 6 thousand barrels and 7 thousand barrels for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel during the three months ended March 31, 2010 compared to $39 per barrel during the three months ended March 31, 2009.

Gas sales volumes were 152 thousand mcf and 211 thousand mcf for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s gas prices averaged $5.43 per mcf during the three months ended March 31, 2010 compared to $4.82 per mcf during the three months ended March 31, 2009.

The decrease in volumes is primarily attributable to the natural decline in production rates for South Pelto 9, due to the age of the well.  This decrease is partially offset by an increase in total productive days, primarily due to the onset of production for the Cobalt Project and the resumption of production for the Eugene Island 346/347 wells #1 and #2.

Depletion and Amortization. Depletion and amortization for the three months ended March 31, 2010 was $0.5 million, an increase of $0.3 million from the three months ended March 31, 2009.  The increase resulted from an increase in depletion rates totaling $0.3 million.   The increase in depletion rate was attributable to the resumed production for the Eugene Island wells, which has higher cost reserves, partially offset by a decrease in the depletion rate for the South Pelto 9 well as a result of revisions to reserve estimates.

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

	Three months ended March 31,
Lease Block	2010	2009
	(in thousands)
Targa Project	$1,364	$-
South Timbalier 287	58	328
Bison Project	7	105
West Delta 95	(59)	(458)
Other wells	5	5
	$1,375	$(20)

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2010 and 2009 were $0.4 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Lease operating expense	$76	$80
Geological costs	43	4
Accretion expense	4	3
	$123	$87

Lease operating expense for the three months ended March 31, 2010 and 2009 related to the Fund’s producing properties during each year as outlined above in “Overview”.   For the three months ended March 31, 2010, average production cost was $0.34 per mcfe compared to $0.33 per mcfe for the three months ended March 31, 2009.  Geological costs for the three months ended March 31, 2010 were related to the Beta and Targa Projects.  Geological costs for the three months ended March 31, 2009 were related to the Aspen Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2010	2009

Insurance expense	$203	$77
Accounting fees	34	47
Trust fees and other	11	17
	$248	$141

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended March 31, 2010 was $12 thousand, a $0.1 million decrease from the three months ended March 31, 2009.   The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended March 31, 2010, unrealized gains related to these contracts were $0.2 million and realized losses related to these contracts were $6 thousand.  There was no derivative activity during the three months ended March 31, 2009.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2010 were $1.1 million, primarily related to revenue received of $1.7 million and favorable working capital of $0.1 million, partially offset by management fees of $0.4 million, general and administrative expenses of $0.2 million and operating expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2009 were $1.3 million, primarily related to revenue received of $1.4 million and a refund of the MMS prepayments for estimated royalties totaling $0.5 million, partially offset by management fees of $0.4 million and operating and general and administrative expenses totaling $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $11.1 million, primarily related to investments in U.S. Treasury securities of $10.0 million and capital expenditures for oil and gas properties totaling $1.1 million.

Cash flows provided by investing activities for the three months ended March 31, 2009 were $22 thousand, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $10.1 million, principally offset by investments in marketable securities of $6.0 million and capital expenditures for oil and gas properties totaling $4.1 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2010 were $1.4 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2009 were $2.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $15.4 million related to its investment properties, of which $10.2 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects

Liquidity Needs

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at March 31, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP, (“Perelson”) in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. Discovery is ongoing and a trial date is currently scheduled for May 2010.   Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	May 11, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)