Form 10-Q
period 2010-06-30
Ridgewood Energy O Fund LLC
filed 2010-08-05
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 5, 2010 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,769	$16,846
Short-term investments in marketable securities	12,005	10,000
Production receivable	1,096	1,132
Other current assets	138	118
Total current assets	21,008	28,096
Salvage fund	1,178	1,165
Oil and gas properties:
Advances to operators for working interests and expenditures	21	-
Unproved properties	9,754	5,836
Proved properties	17,353	16,548
Less: accumulated depletion and amortization	(7,555)	(6,409)
Total oil and gas properties, net	19,573	15,975
Total assets	$41,759	$45,236

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,100	$975
Accrued expenses	79	56
Total current liabilities	1,179	1,031
Asset retirement obligations	541	532
Total liabilities	1,720	1,563

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(2,191)	(1,850)
Retained earnings	435	155
Manager's total	(1,756)	(1,695)
Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(12,415)	(10,484)
Accumulated deficit	(60,038)	(58,396)
Shareholders' total	41,795	45,368
Total members' capital	40,039	43,673
Total liabilities and members' capital	$41,759	$45,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$1,779	$2,330	$3,331	$3,553

Expenses
Depletion and amortization	613	396	1,146	668
Dry-hole costs	882	154	2,257	134
Management fees to affiliate (Note 7)	432	430	863	861
Operating expenses	76	135	199	222
General and administrative expenses	85	132	333	273
Total expenses	2,088	1,247	4,798	2,158
(Loss) income from operations	(309)	1,083	(1,467)	1,395
Other (loss) income
Interest income	13	35	25	115
Derivative instrument (loss) income	(84)	-	80	-
Total other (loss) income	(71)	35	105	115
Net (loss) income	$(380)	$1,118	$(1,362)	$1,510

Manager Interest
Net income	$154	$253	$280	$339

Shareholder Interest
Net (loss) income	$(534)	$865	$(1,642)	$1,171
Net (loss) income per share	$(614)	$994	$(1,886)	$1,345

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(1,362)	$1,510
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	1,146	668
Dry-hole costs	2,257	134
Accretion expense	9	6
Interest earned on marketable securities	(10)	(84)
Derivative instrument income	(80)	-
Derivative instrument settlements	62	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	36	(968)
Decrease in prepaid royalties	-	517
(Increase) decrease in other current assets	(35)	69
(Decrease) increase in due to operators	(16)	74
Increase in accrued expenses	23	80
Net cash provided by operating activities	2,030	2,006

Cash flows from investing activities
Payments to operators for working interests and expenditures	(21)	-
Capital expenditures for oil and gas properties	(6,806)	(5,699)
Proceeds from the maturity of investments	15,006	20,169
Investment in marketable securities	(17,001)	(15,999)
Interest reinvested in salvage fund	(13)	(13)
Net cash used in investing activities	(8,835)	(1,542)

Cash flows from financing activities
Distributions	(2,272)	(3,047)
Net cash used in financing activities	(2,272)	(3,047)
Net decrease in cash and cash equivalents	(9,077)	(2,583)
Cash and cash equivalents, beginning of period	16,846	16,818
Cash and cash equivalents, end of period	$7,769	$14,235

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$-	$128

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution. At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $3.4 million, of which $2.5 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2010, the Fund had short-term, held-to-maturity investments of $5.0 million, $4.0 million and $3.0 million, which mature in August 2010, September 2010 and December 2010, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity totaling $1.1 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $1.0 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

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

At June 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

July 1, 2010 - October 31, 2010	Put Options	141,821	$4.90	$64

During the three months ended June 30, 2010, the Fund’s recorded derivative instrument losses of $84 thousand included unrealized losses of $0.1 million.  During the six months ended June 30, 2010, the Fund’s recorded derivative instrument income of $80 thousand included unrealized gains of $28 thousand.

5.   Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.   Completion efforts are on-going for the Aspen Project and production is expected to commence during the fourth quarter 2011.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010. Accordingly, drilling efforts for the Beta Project have been suspended and are currently expected to resume in December 2010, assuming the moratorium is not extended.  The Fund has acquired interests in two projects, Diller and Marmalard, for which drilling dates cannot be scheduled until the BOE resumes issuing drilling permits.  As of the date of this filing, neither the Fund’s producing properties, nor the completion efforts for the Alpha and Aspen Projects, have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of such credits, for the three and six months ended June 30, 2010 and 2009, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$912	$-	$2,276	$-
South Timbalier 287	-	118	58	446
Other wells	(30)	36	(77)	(312)
	$882	$154	$2,257	$134

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.4 million for each of the three months ended June 30, 2010 and 2009.  Management fees were $0.9 million for each of the six months ended June 30, 2010 and 2009.

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

8.   Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $14.2 million related to its investment properties, of which $7.8 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

10.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
	Interest	June 30, 2010	Budget	Status
		(in thousands)
Future and Current Projects
Beta Project	5.0%	$2,762	$8,142	Drilling commenced March 2010; currently
				suspended due to moratorium.
Diller Project	0.75%	$157	$2,481	Acquired interest in May 2010. Drilling expected
				to commence January 2011.
Marmalard Project	0.75%	$176	$1,994	Acquired interest in May 2010. Drilling date to be
				determined.
Non-producing Properties
Alpha Project	2.25%	$1,400	$3,747	Completion efforts are ongoing. Production
				expected May 2011.
Aspen Project	2.33%	$5,259	$7,361	Completion efforts are ongoing. Production
				expected fourth quarter 2011.
Producing Properties
Liberty Project	5.0%	$5,782	$5,942	Well completed and production commenced
				July 2010.
South Pelto 9	16.7%	$4,999	$4,999	Production commenced September 2007.

Eugene Island 346/347 well #1	5.0%	$3,496	$3,521	Production commenced June 2008. A late life
				recompletion is scheduled at an estimated cost
				of $25 thousand.
Eugene Island 346/347 well #2	5.0%	$697	$697	Production commenced July 2008.

Cobalt Project	4.0%	$1,892	$1,916	Production commenced June 2009. Minor
				recompletion into a new zone improving production
				in April 2010 at a cost of $7 thousand. Additional
				recompletion activities to be performed at an
				estimated cost of $24 thousand.
Dry Holes
Targa Project	2.0%	$2,276	$2,276	Drilling commenced February 2010; dry hole
				determination May 2010.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010. Accordingly, drilling efforts for the Beta Project have been suspended and are currently expected to resume in December 2010, assuming the moratorium is not extended.  The Fund has acquired interests in two projects, Diller and Marmalard, for which drilling dates cannot be scheduled until the BOE resumes issuing drilling permits.  As of the date of this filing, neither the Fund’s producing properties, nor the completion efforts for the Alpha and Aspen Projects, have been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$1,779	$2,330	$3,331	$3,553

Expenses
Depletion and amortization	613	396	1,146	668
Dry-hole costs	882	154	2,257	134
Management fees to affiliate	432	430	863	861
Operating expenses	76	135	199	222
General and administrative expenses	85	132	333	273
Total expenses	2,088	1,247	4,798	2,158
(Loss) income from operations	(309)	1,083	(1,467)	1,395
Other (loss) income
Interest income	13	35	25	115
Derivative instrument (loss) income	(84)	-	80	-
Total other (loss) income	(71)	35	105	115

Net (loss) income	$(380)	$1,118	$(1,362)	$1,510

Overview. During the three and six months ended June 30, 2010 and 2009, the Fund had four producing wells and two producing wells, respectively.   The Cobalt Project commenced production in June 2009 and the Eugene Island 346/347 wells #1 and #2 were shut-in during the three and six months ended June 30, 2009 as a result of third quarter 2008 hurricane activity.  Both Eugene Island wells resumed production in July 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2010 was $1.8 million, a $0.6 million decrease from the three months ended June 30, 2009.  During the three months ended June 30, 2009, the Fund received an adjustment to its revenues totaling $1.0 million.  Excluding the impact of this adjustment, the Fund’s revenue increased $0.4 million, which was principally attributable to the impact of increased average prices totaling $0.4 million.

Oil sales volumes were 7 thousand barrels and 6 thousand barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel during the three months ended June 30, 2010 compared to $57 per barrel during the three months ended June 30, 2009.

Gas sales volumes were 216 thousand mcf and 211 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.49 per mcf during the three months ended June 30, 2010 compared to $3.73 per mcf during the three months ended June 30, 2009.

Oil and gas revenue for the six months ended June 30, 2010 was $3.3 million, a $0.2 million decrease from the six months ended June 30, 2009.  During the six months ended June 30, 2009, the Fund received an adjustment to its revenues totaling $0.8 million.  Excluding the impact of this adjustment, the Fund’s revenue increased $0.5 million. This increase was attributable to the impact of increased average prices totaling $0.8 million, partially offset by the impact of decreased sales volumes totaling $0.3 million.

Oil sales volumes were 13 thousand barrels for each of the six months ended June 30, 2010 and 2009.  The Fund’s oil prices averaged $77 per barrel during the six months ended June 30, 2010 compared to $47 per barrel during the six months ended June 30, 2009.

Gas sales volumes were 373 thousand mcf and 421 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.79 per mcf during the six months ended June 30, 2010 compared to $4.28 per mcf during the six months ended June 30, 2009.

The increase in gas volumes for the three months ended June 30, 2010 was primarily attributable to an increase in total productive days resulting from the onset of production of the Cobalt Project and the resumption of production for the Eugene Island 346/347 wells #1 and #2. This increase was partially offset by a decrease in volumes for South Pelto 9 attributable to the natural decline in production rates due to the age of the well.  The decrease in gas volumes for the six months ended June 30, 2010 was primarily attributable to a decrease in productive days for South Pelto 9 due to pipeline repairs coupled with a reduced rate of production for this well as discussed above.  This decrease was partially offset by an increase in productive days for the Cobalt Project and Eugene Island 346/347 wells #1 and #2.

Depletion and Amortization.   Depletion and amortization for the three months ended June 30, 2010 was $0.6 million, an increase of $0.2 million from the three months ended June 30, 2009.  Depletion and amortization for the six months ended June 30, 2010 was $1.1 million, an increase of $0.5 million from the six months ended June 30, 2009.  The increases in depletion rate were attributable to the resumed production for the Eugene Island wells, which have higher cost reserves, partially offset by a decrease in the depletion rate for the South Pelto 9 well as a result of revisions to reserve estimates.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$912	$-	$2,276	$-
South Timbalier 287	-	118	58	446
Other wells	(30)	36	(77)	(312)
	$882	$154	$2,257	$134

Management Fees to Affiliate.  Management fees were $0.4 million for each of the three months ended June 30, 2010 and 2009.  Management fees were $0.9 million for each of the six months ended June 30, 2010 and 2009.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$65	$57	$141	$137
Geological costs	6	75	49	79
Accretion expense	5	3	9	6
	$76	$135	$199	$222

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended June 30, 2010 and 2009, average production cost was $0.22 per mcfe and $0.20 per mcfe, respectively.  For the six months ended June 30, 2010 and 2009 average production cost was $0.27 per mcfe and $0.23 per mcfe, respectively.  Geological costs for the three and six months ended June 30, 2010 were related to Eugene Island 346/347 well #1, Diller, Marmalard, Liberty and Beta Projects.  Geological costs for the three and six months ended June 30, 2009 were related to the Aspen Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$31	$70	$234	$147
Accounting fees	44	48	78	95
Trust fees and other	10	14	21	31
	$85	$132	$333	$273

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2010 was $13 thousand, a $22 thousand decrease from the three months ended June 30, 2009.  Interest income for the six months ended June 30, 2010 was $25 thousand, a $0.1 million decrease from the six months ended June 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument (Loss) Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended June 30, 2010, unrealized losses related to these contracts were $0.1 million and realized gains were $58 thousand.  During the six months ended June 30, 2010, unrealized gains related to these contracts were $28 thousand and realized gains were $52 thousand.  There was no derivative activity during the three and six months ended June 30, 2009.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $2.0 million, primarily related to revenue received of $3.4 million, partially offset by management fees of $0.9 million, general and administrative expenses paid of $0.3 million and operating expenses paid of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2009 were $2.0 million, primarily related to revenue received of $2.6 million and a refund of the BOE prepayments for estimated royalties totaling $0.5 million and favorable working capital of $0.1 million.  These amounts were partially offset by management fees of $0.9 million and operating and general and administrative expenses totaling $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $8.8 million, primarily related to investments in U.S. Treasury securities of $17.0 million and capital expenditures for oil and gas properties totaling $6.8 million, inclusive of advances, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $15.0 million.

Cash flows used in investing activities for the six months ended June 30, 2009 were $1.5 thousand, primarily related to investments in U.S. Treasury securities of $16.0 million and capital expenditures for oil and gas properties totaling $5.7 million, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $20.2 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $2.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $3.0 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $14.2 million related to its investment properties, of which $7.8 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects

Liquidity Needs

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP, (“Perelson”) in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. During May 2010, a settlement was reached by the parties at no cost to the Fund.  Legal costs related to this claim were borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	August 5, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)