Form 10-Q
period 2010-09-30
Ridgewood Energy O Fund LLC
filed 2010-11-08
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2010 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,104	$16,846
Short-term investments in marketable securities	3,002	10,000
Production receivable	1,139	1,132
Other current assets	247	118
Total current assets	20,492	28,096
Salvage fund	1,185	1,165
Oil and gas properties:
Unproved properties	10,483	5,836
Proved properties	17,183	16,548
Less: accumulated depletion and amortization	(8,504)	(6,409)
Total oil and gas properties, net	19,162	15,975
Total assets	$40,839	$45,236

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$336	$975
Accrued expenses	60	56
Total current liabilities	396	1,031

Asset retirement obligations	545	532
Total liabilities	941	1,563

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(2,413)	(1,850)
Retained earnings	776	155
Manager's total	(1,637)	(1,695)

Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(13,676)	(10,484)
Accumulated deficit	(59,037)	(58,396)
Shareholders' total	41,535	45,368
Total members' capital	39,898	43,673
Total liabilities and members' capital	$40,839	$45,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$3,063	$975	$6,394	$4,528

Expenses
Depletion and amortization	949	687	2,095	1,355
Dry-hole costs	46	26	2,303	160
Management fees to affiliate (Note 7)	417	430	1,280	1,291
Operating expenses	191	72	390	294
General and administrative expenses	158	95	491	368
Total expenses	1,761	1,310	6,559	3,468
Income (loss) from operations	1,302	(335)	(165)	1,060
Other income
Interest income	12	23	37	138
Derivative instrument income	28	-	108	-
Total other income	40	23	145	138

Net income (loss)	$1,342	$(312)	$(20)	$1,198

Manager Interest
Net income	$341	$52	$621	$391

Shareholder Interest
Net income (loss)	$1,001	$(364)	$(641)	$807
Net income (loss) per share	$1,150	$(418)	$(736)	$927

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(20)	$1,198
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	2,095	1,355
Dry-hole costs	2,303	160
Accretion expense	13	9
Interest earned on marketable securities	(14)	(99)
Derivative instrument income	(108)	-
Derivative instrument settlements	142	-
Changes in assets and liabilities:
Increase in production receivable	(7)	(292)
Decrease in prepaid royalties	-	517
(Increase) decrease in other current assets	(102)	21
Increase in due to operators	44	6
Increase (decrease) in accrued expenses	4	(6)
Net cash provided by operating activities	4,350	2,869

Cash flows from investing activities
Capital expenditures for oil and gas properties	(8,329)	(7,053)
Proceeds from the maturity of investments	24,013	26,183
Investment in marketable securities	(17,001)	(22,993)
Interest reinvested in salvage fund	(20)	(19)
Net cash used in investing activities	(1,337)	(3,882)

Cash flows from financing activities
Distributions	(3,755)	(3,609)
Net cash used in financing activities	(3,755)	(3,609)
Net decrease in cash and cash equivalents	(742)	(4,622)
Cash and cash equivalents, beginning of period	16,846	16,818
Cash and cash equivalents, end of period	$16,104	$12,196

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$-	$128

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution. At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $5.7 million, of which $4.3 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2010, the Fund had short-term, held-to-maturity investments of $3.0 million, which mature in December 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity totaling $1.0 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.2 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

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

At September 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

October 1, 2010 - October 31, 2010	Put Options	35,743	$4.90	$38

During the three and nine months ended September 30, 2010, the Fund’s derivative instrument income included unrealized gains of $1 thousand and $29 thousand, respectively.

5.   Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.   Completion efforts are on going for the Aspen Project and production is expected to commence during the fourth quarter 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$-	$-	$2,276	$-
South Timbalier 287	41	-	99	446
Other wells	5	26	(72)	(286)
	$46	$26	$2,303	$160

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.4 million for each of the three months ended September 30, 2010 and 2009.  Management fees were $1.3 million for each of the nine months ended September 30, 2010 and 2009.

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

8.   Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $17.0 million related to its investment properties, of which $8.9 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	5.0%	$2,886	$8,147	Drilling commenced March 2010, suspended during the moratorium, and currently expected to resume in first quarter 2011.
Diller Project	0.75%	$157	$4,611	Acquired interest in May 2010. Drilling is expected to commence second quarter 2011.
Marmalard Project	0.75%	$177	$3,424	Acquired interest in May 2010. Drilling date to be determined.
Alpha Project	2.25%	$1,374	$3,811	Completion efforts are ongoing. Production expected to commence May 2011.
Aspen Project	2.33%	$5,890	$7,486	Completion efforts are ongoing. Production expected to commence fourth quarter 2011.
Producing Properties
Liberty Project	5.0%	$5,590	$5,590	Well completed and production commenced July 2010.
South Pelto 9	16.7%	$4,999	$4,999	Production commenced September 2007.
Eugene Island 346/347 well #1	5.0%	$3,496	$3,521	Production commenced June 2008. A late-life recompletion is planned at an estimated cost of $25 thousand.
Eugene Island 346/347 well #2	5.0%	$697	$697	Production commenced July 2008.
Cobalt Project	4.0%	$1,893	$1,917	Production commenced June 2009. Minor recompletion in April 2010 at a cost of $7 thousand. Additional recompletion activities planned at an estimated cost of $24 thousand.
Dry Holes
Targa Project	2.0%	$2,276	$2,276	Drilling commenced February 2010; dry hole determination May 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  As a result of the moratorium, drilling efforts for the Beta Project had been suspended and are currently expected to resume in first quarter 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$3,063	$975	$6,394	$4,528

Expenses
Depletion and amortization	949	687	2,095	1,355
Dry-hole costs	46	26	2,303	160
Management fees to affiliate	417	430	1,280	1,291
Operating expenses	191	72	390	294
General and administrative expenses	158	95	491	368
Total expenses	1,761	1,310	6,559	3,468
Income (loss) from operations	1,302	(335)	(165)	1,060
Other income
Interest income	12	23	37	138
Derivative instrument income	28	-	108	-
Total other income	40	23	145	138

Net income (loss)	$1,342	$(312)	$(20)	$1,198

Overview. During the three and nine months ended September 30, 2010 and 2009, the Fund had five producing wells and four producing wells, respectively.   The Liberty Project commenced production in July 2010 and the Cobalt Project commenced production in June 2009.  As a result of third quarter 2008 hurricane activity, the Eugene Island 346/347 wells #1 and #2 were shut-in during 2009 and resumed production in July 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2010 was $3.1 million, a $2.1 million increase from the three months ended September 30, 2009.   The increase is attributable to increased sales volumes totaling $1.0 million coupled with the impact of increased average prices totaling $1.0 million.

Oil sales volumes were 22 thousand barrels and 6 thousand barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $74 per barrel during the three months ended September 30, 2010 compared to $66 per barrel during the three months ended September 30, 2009.

Gas sales volumes were 230 thousand mcf and 162 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.55 per mcf during the three months ended September 30, 2010 compared to $3.51 per mcf during the three months ended September 30, 2009.

Oil and gas revenue for the nine months ended September 30, 2010 was $6.4 million, a $1.9 million increase from the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, the Fund received an adjustment to its revenues totaling $0.7 million.  Excluding the impact of this adjustment, the Fund’s revenue increased $2.4 million. This increase was attributable to the impact of increased average prices totaling $1.7 million coupled with the impact of increased sales volumes totaling $0.7 million.

Oil sales volumes were 34 thousand barrels and 19 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel during the nine months ended September 30, 2010 compared to $53 per barrel during the nine months ended September 30, 2009.

Gas sales volumes were 611 thousand mcf and 584 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.62 per mcf during the nine months ended September 30, 2010 compared to $4.07 per mcf during the nine months ended September 30, 2009.

The increase in volumes for the three months ended September 30, 2010 was primarily attributable to the timing of the onset of production of the Liberty Project, an increase in total productive days for South Pelto 9 and improved production rates for the Cobalt Project, which underwent a recompletion of the well during the second quarter 2010.  See “Overview” above for additional discussion.

The increase in volumes for the nine months ended September 30, 2010 was primarily attributable to the timing of the onset of production of the Liberty and Cobalt projects coupled with a full period of production for the Eugene Island 346/347 wells, partially offset by decreased volumes for South Pelto 9 due to the natural decline in production rates.  See “Overview” above for additional discussion.

Depletion and Amortization.   Depletion and amortization for the three and nine months ended September 30, 2010 was $0.9 million and $2.1 million, respectively, an increase of $0.3 million and $0.7 million from the three and nine months ended September 30, 2009, respectively.  The increase in the three month period resulted from an increase in production volumes totaling $1.5 million, partially offset by a decrease in average depletion rates totaling $1.2 million.  The decrease in average depletion rates for the three months ended September 30, 2010 was primarily the result of an increase in  South Pelto 9 reserve estimates, partially offset by the composite of productive wells.  The increase in the nine month period resulted from an increase in average depletion rates totaling $0.5 million coupled with an increase in production volumes totaling $0.3 million.  The increase in average depletion rates for the nine months ended September 30, 2010 was primarily the result of the composite of productive wells, partially offset by a decrease in the depletion rate for the South Pelto 9 well.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$-	$-	$2,276	$-
South Timbalier 287	41	-	99	446
Other wells	5	26	(72)	(286)
	$46	$26	$2,303	$160

Management Fees to Affiliate.  Management fees were $0.4 million for each of the three months ended September 30, 2010 and 2009.  Management fees were $1.3 million for each of the nine months ended September 30, 2010 and 2009.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$181	$67	$322	$204
Geological costs	6	2	55	81
Accretion expense	4	3	13	9
	$191	$72	$390	$294

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended September 30, 2010 and 2009, average production cost was $0.44 per mcfe and $0.50 per mcfe, respectively.  For the nine months ended September 30, 2010 and 2009 average production cost was $0.34 per mcfe and $0.25 per mcfe, respectively.  Geological costs for the three and nine months ended September 30, 2010 were primarily related to the Beta, Aspen, Diller and Marmalard projects.  Geological costs for the three and nine months ended September 30, 2009 were related to Eugene Island 346/347 well #1 and the Aspen Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$108	$41	$342	$188
Accounting fees	41	43	119	138
Trust fees and other	9	11	30	42
	$158	$95	$491	$368

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2010 was $12 thousand, an $11 thousand decrease from the three months ended September 30, 2009.  Interest income for the nine months ended September 30, 2010 was $37 thousand, a $0.1 million decrease from the nine months ended September 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument  Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended September 30, 2010, unrealized and realized gains related to these contracts were $1 thousand and $27 thousand, respectively.  During the nine months ended September 30, 2010, unrealized and realized gains related to these contracts were $29 thousand and $79 thousand, respectively.  There was no derivative activity during the three and nine months ended September 30, 2009.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $4.4 million, primarily related to revenue received of $6.4 million, partially offset by management fees of $1.3 million, general and administrative expenses of $0.5 million and operating expenses paid of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $2.9 million, primarily related to revenue received of $4.2 million and a refund of the MMS prepayments for estimated royalties totaling $0.5 million.  These amounts were partially offset by management fees of $1.3 million, general and administrative expenses of $0.4 million and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $1.3 million, primarily related to investments in U.S. Treasury securities totaling $17.0 million and capital expenditures for oil and gas properties totaling $8.3 million, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $24.0 million.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $3.9 million, primarily related to investments in U.S. Treasury securities totaling $23.0 million and capital expenditures for oil and gas properties totaling $7.1 million, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $26.2 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $3.8 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $3.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $17.0 million related to its investment properties, of which $8.9 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	November 8, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)