Form 10-Q
period 2011-06-30
Ridgewood Energy O Fund LLC
filed 2011-08-04
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐No ☒

As of August 4, 2011 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,206	$5,642
Short-term investments in marketable securities	10,401	12,993
Production receivable	773	1,282
Receivable from sale of oil and gas properties	-	2,330
Other current assets	268	112
Total current assets	18,648	22,359
Salvage fund	1,205	1,191
Oil and gas properties:
Unproved properties	5,960	5,632
Proved properties	17,219	17,194
Less: accumulated depletion and amortization	(11,973)	(10,021)
Total oil and gas properties, net	11,206	12,805
Total assets	$31,059	$36,355
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$539	$1,127
Accrued expenses	43	44
Total current liabilities	582	1,171
Asset retirement obligations	549	549
Total liabilities	1,131	1,720
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,538)	(2,799)
Retained earnings	1,705	1,091
Manager's total	(1,833)	(1,708)
Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(22,224)	(15,861)
Accumulated deficit	(60,263)	(62,044)
Shareholders' total	31,761	36,343
Total members' capital	29,928	34,635
Total liabilities and members' capital	$31,059	$36,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$2,647	$1,779	$5,671	$3,331

Expenses
Depletion and amortization	1,150	613	1,952	1,146
Dry-hole costs	(43)	882	(147)	2,257
Management fees to affiliate (Note 7)	379	432	758	863
Operating expenses	246	76	479	199
General and administrative expenses	93	85	160	333
Total expenses	1,825	2,088	3,202	4,798
Income (loss) from operations	822	(309)	2,469	(1,467)
Other (loss) income	(113)	(71)	(74)	105
Net income (loss)	$709	$(380)	$2,395	$(1,362)

Manager Interest
Net income	$264	$154	$614	$280

Shareholder Interest
Net income (loss)	$445	$(534)	$1,781	$(1,642)
Net income (loss) per share	$511	$(614)	$2,046	$(1,886)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$2,395	$(1,362)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	1,952	1,146
Dry-hole costs	(147)	2,257
Derivative instrument loss (income)	98	(80)
Derivative instrument settlements	36	62
Changes in assets and liabilities:
Decrease in production receivable	509	36
Increase in other current assets	(253)	(45)
Decrease in due to operators	(48)	(16)
(Decrease) increase in accrued expenses	(1)	32
Net cash provided by operating activities	4,541	2,030

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(21)
Capital expenditures for oil and gas properties	(790)	(6,806)
Proceeds from sale of oil and gas properties	2,330	-
Proceeds from the maturity of investments	13,000	15,006
Investments in marketable securities	(10,401)	(17,001)
Interest reinvested in salvage fund	(14)	(13)
Net cash provided by (used in) investing activities	4,125	(8,835)

Cash flows from financing activities
Distributions	(7,102)	(2,272)
Net cash used in financing activities	(7,102)	(2,272)
Net increase (decrease) in cash and cash equivalents	1,564	(9,077)
Cash and cash equivalents, beginning of period	5,642	16,846
Cash and cash equivalents, end of period	$7,206	$7,769

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $5.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2011, the Fund had short-term, held-to-maturity investments of $4.4 million and $6.0 million, which mature in October 2011 and December 2011, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.3 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

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

4.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. In January 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX.  The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - October 31, 2011	Put Options	122,256	$4.25	$9
July 1, 2011 - October 31, 2011	Put Options	122,256	$4.35	$12

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - April 30, 2012	Put Options	14,706	$105.00	$65
July 1, 2011 - April 30, 2012	Put Options	7,043	$112.00	$47
July 1, 2011 - April 30, 2012	Put Options	7,043	$100.00	$23

For the three and six months ended June 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(71)	$58	$(53)	$52
Unrealized (losses) gains on derivative instruments	(53)	(142)	(45)	28
	$(124)	$(84)	$(98)	$80

5.   Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence in fourth quarter 2011.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Targa Project	$-	$912	$1	$2,276
Other wells	(43)	(30)	(148)	(19)
	$(43)	$882	$(147)	$2,257

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended June 30, 2011 and 2010 were $0.4 million.   Management fees for the six months ended June 30, 2011 and 2010 were $0.8 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended June 30, 2011 and 2010 were $0.3 million and $0.1 million, respectively. Distributions paid to the Manager for the six months ended June 30, 2011 and 2010 were $0.7 million and $0.3 million, respectively.

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

8.   Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, receivable from sale of oil and gas properties, salvage fund and accrued expenses approximate fair value.  At June 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $15.3 million related to its investment properties, of which $10.5 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Lease Expirations
On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  Additionally, in May 2011, the BOE issued a one-year extension for all leases that had been set to expire prior to December 15, 2011.  Accordingly, the Diller and Marmalard leases have been extended through May 31, 2012.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 21, 2004 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	June 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Alpha Project	2.25%	$2,793	$4,280	Completion efforts are ongoing. Production expected to commence in fourth quarter 2011.
Beta Project	5.0%	$2,821	$8,704	Drilling commenced in March 2010 and was suspended due to the moratorium. Awaiting issuance of drilling permit, which is currently expected in third quarter 2011.
Diller Project	0.75%	$160	$4,705	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Marmalard Project	0.75%	$186	$3,506	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Producing Properties
South Pelto 9	16.67%	$4,999	$4,999	Production commenced in 2007. Well shut-in pending repairs to downstream pipeline, which are expected to be completed in third quarter 2011 at no cost to the Fund.
Eugene Island 346/347 well #1	5.0%	$3,495	$3,520	Production commenced in 2008. Recompletion efforts to access behind the pipe reserves are planned for fourth quarter 2011 at an estimated cost of $25 thousand.
Cobalt Project	4.0%	$1,893	$1,948	Production commenced in 2009. Recompletion efforts planned at an estimated cost of $0.1 million.
Liberty Project	5.0%	$5,628	$5,628	Production commenced July 2010.

On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  Additionally, in May 2011, the BOE issued a one-year extension for all leases that had been set to expire prior to December 15, 2011. Accordingly, the Diller and Marmalard leases have been extended through May 31, 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$2,647	$1,779	$5,671	$3,331

Expenses
Depletion and amortization	1,150	613	1,952	1,146
Dry-hole costs	(43)	882	(147)	2,257
Management fees to affiliate	379	432	758	863
Operating expenses	246	76	479	199
General and administrative expenses	93	85	160	333
Total expenses	1,825	2,088	3,202	4,798
Income (loss) from operations	822	(309)	2,469	(1,467)
Other (loss) income	(113)	(71)	(74)	105
Net income (loss)	$709	$(380)	$2,395	$(1,362)

Overview.  During the six months ended June 30, 2011, the Fund had four wells that produced for a total of 561 days, compared to four wells that produced for a total of 665 days during the six months ended June 30, 2010.  The decrease in total production days resulted from the depletion of Eugene Island 346/347 well #2, partially offset by the onset of production for the Liberty Project, which commenced in July 2010.  During the six months ended June 30, 2011, the Fund's wells' production rate averaged 914 mcfe/producing day, compared to 809 mcfe/producing day during the six months ended June 30, 2010.  The increase was related to the onset of production of the Liberty Project, partially offset by decreases related to maintenance activities for the South Pelto 9 well and natural declines in the production rates for Eugene Island 346/347.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2011 was $2.6 million, a $0.9 million increase from the three months ended June 30, 2010.   The increase is attributable to increased oil sales volumes totaling $0.9 million coupled with increased average oil prices totaling $0.7 million, partially offset by decreased gas sales volumes totaling $0.7 million.

Oil sales volumes were 19 thousand barrels and 7 thousand barrels for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $112 per barrel during the three months ended June 30, 2011 compared to $77 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 57 thousand mcf and 216 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.57 per mcf during the three months ended June 30, 2011 compared to $4.49 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $5.7 million, a $2.3 million increase from the six months ended June 30, 2010.   The increase is attributable to increased oil sales volumes totaling $2.1 million coupled with increased average oil prices totaling $1.1 million, partially offset by decreased gas sales volumes totaling $0.8 million and decreased average gas prices totaling $0.1 million.

Oil sales volumes were 40 thousand barrels and 13 thousand barrels for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $104 per barrel during the six months ended June 30, 2011 compared to $77 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 204 thousand mcf and 373 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.26 per mcf during the six months ended June 30, 2011 compared to $4.79 per mcf during the six months ended June 30, 2010.

The increases in oil volumes were primarily attributable to the onset of production of the Liberty Project.  The decreases in gas volumes were primarily the result of maintenance activities for the South Pelto 9 well.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $1.2 million and $2.0 million, respectively, an increase of $0.5 million and $0.8 million from the three and six months ended June 30, 2010, respectively.  The increase in the three month period resulted from an increase in average depletion rates totaling $0.8 million, partially offset by a decrease in production volumes totaling $0.2 million.  The increase in the six month period resulted from an increase in average depletion rates totaling $0.8 million.  The increase in average depletion rates was primarily the result of higher cost reserve additions.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Targa Project	$-	$912	$1	$2,276
Other wells	(43)	(30)	(148)	(19)
	$(43)	$882	$(147)	$2,257

Management Fees to Affiliate.   Management fees for each of the three months ended June 30, 2011 and 2010 were $0.4 million.   Management fees for the six months ended June 30, 2011 and 2010 were $0.8 million and $0.9 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$217	$65	$447	$141
Geological costs and other	29	11	32	58
	$246	$76	$479	$199

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.14 per mcfe during the three months ended June 30, 2011 compared to $0.22 per mcfe during the three months ended June 30, 2010.  The average production cost was $0.87 per mcfe during the six months ended June 30, 2011 compared to $0.27 per mcfe during the six months ended June 30, 2010.  Geological costs represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Insurance expense	$48	$31	$73	$234
Accounting fees	39	44	73	78
Trust fees and other	6	10	14	21
	$93	$85	$160	$333

Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Other (Loss) Income.  Other (loss) income for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$11	$13	$24	$25
Realized (losses) gains on derivative instruments	(71)	58	(53)	52
Unrealized (losses) gains on derivative instruments	(53)	(142)	(45)	28
	$(113)	$(71)	$(74)	$105

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $4.5 million, primarily related to revenue received of $6.2 million, partially offset by management fees of $0.8 million, operating expenses of $0.5 million, the purchase of derivative instruments of $0.3 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2010 were $2.0 million, primarily related to revenue received of $3.4 million, partially offset by management fees of $0.9 million, general and administrative expenses paid of $0.3 million and operating expenses paid of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2011 were $4.1 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $13.0 million and proceeds received from the sale of the Aspen Project of $2.3 million, partially offset by investments in U.S. Treasury securities of $10.4 million and capital expenditures for oil and gas properties totaling $0.8 million.

Cash flows used in investing activities for the six months ended June 30, 2010 were $8.8 million, primarily related to investments in U.S. Treasury securities of $17.0 million and capital expenditures for oil and gas properties totaling $6.8 million, inclusive of advances, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $15.0 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $7.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $2.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $15.3 million related to its investment properties, of which $10.5 million is expected to be spent during the next twelve months.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY O FUND, LLC
Dated:	August 4, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)