Form 10-Q
period 2012-06-30
Ridgewood Energy O Fund LLC
filed 2012-08-07
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of August 7, 2012 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,394	$12,822
Short-term investments in marketable securities	3,750	3,750
Production receivable	975	1,145
Other current assets	6	132
Total current assets	13,125	17,849
Salvage fund	1,229	1,218
Oil and gas properties:
Advances to operators for working interests and expenditures	-	235
Unproved properties	8,136	8,019
Proved properties	21,774	17,386
Less: accumulated depletion and amortization	(16,961)	(13,420)
Total oil and gas properties, net	12,949	12,220
Total assets	$27,303	$31,287

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,086	$1,600
Accrued expenses	27	36
Total current liabilities	1,113	1,636
Asset retirement obligations	848	848
Total liabilities	1,961	2,484
Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(4,593)	(4,035)
Retained earnings	2,790	2,233
Manager's total	(1,803)	(1,802)
Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(28,200)	(25,042)
Accumulated deficit	(58,903)	(58,601)
Shareholders' total	27,145	30,605
Total members' capital	25,342	28,803
Total liabilities and members' capital	$27,303	$31,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$2,578	$2,647	$5,309	$5,671

Expenses
Depletion and amortization	1,285	1,150	1,673	1,952
Dry-hole costs	-	(43)	(12)	(147)
Impairment of oil and gas properties	1,868	-	1,868	-
Management fees to affiliate (Note 4)	375	379	750	758
Operating expenses	316	246	593	479
General and administrative expenses	67	93	141	160
Total expenses	3,911	1,825	5,013	3,202
(Loss) income from operations	(1,333)	822	296	2,469
Other income (loss)	8	(113)	(41)	(74)
Net (loss) income	$(1,325)	$709	$255	$2,395

Manager Interest
Net income	$256	$264	$557	$614

Shareholder Interest
Net (loss) income	$(1,581)	$445	$(302)	$1,781
Net (loss) income per share	$(1,816)	$511	$(347)	$2,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$255	$2,395
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,673	1,952
Dry-hole costs	(12)	(147)
Impairment of oil and gas properties	1,868	-
Derivative instrument loss	55	98
Derivative instrument settlements	5	36
Changes in assets and liabilities:
Decrease in production receivable	170	509
Decrease (increase) in other current assets	67	(253)
Decrease in due to operators	(7)	(48)
Decrease in accrued expenses	(9)	(1)
Net cash provided by operating activities	4,065	4,541

Cash flows from investing activities
Capital expenditures for oil and gas properties	(4,767)	(790)
Proceeds from sale of oil and gas properties	-	2,330
Proceeds from the maturity of investments	3,750	13,000
Investments in marketable securities	(3,749)	(10,401)
Interest reinvested in salvage fund	(11)	(14)
Net cash (used in) provided by investing activities	(4,777)	4,125

Cash flows from financing activities
Distributions	(3,716)	(7,102)
Net cash used in financing activities	(3,716)	(7,102)
Net (decrease) increase in cash and cash equivalents	(4,428)	1,564
Cash and cash equivalents, beginning of period	12,822	5,642
Cash and cash equivalents, end of period	$8,394	$7,206

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$235	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $4.4 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year. At June 30, 2012, the Fund had short-term, held-to-maturity investments of $3.8 million, which matured in July 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $1.0 million, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value. At June 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At June 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.9 million and $1.4 million, respectively, related to capital expenditures for oil and gas properties.

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

During the three and six months ended June 30, 2012, the Fund recorded an impairment to oil and gas properties of  $1.9 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. Prior to such write-down, the well had a carrying value of $3.4 million. The fair value of the impaired well at June 30, 2012 was $1.5 million, which was determined based on level 3 inputs and include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties for the three and six months ended June 30, 2011.

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

2.           Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. The use of such derivative instruments limits the downside risk of adverse price movements. Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations. The estimated fair value of such contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5.  “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment. The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets.” The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX. The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE. The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income (loss).” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and six months ended June 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$(15)	$(71)	$(55)	$(53)
Unrealized gains (losses) on derivative instruments	15	(53)	-	(45)
	$-	$(124)	$(55)	$(98)

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At June 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

	Three months ended June 30,		Six months ended June 30,
Project	2012	2011	2012	2011
	(in thousands)
High Island 38	$-	$5	$-	$(85)
South Timbalier 287	-	(46)	-	(46)
Other wells	-	(2)	(12)	(16)
	$-	$(43)	$(12)	$(147)

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended June 30, 2012 and 2011 were $0.4 million.  Management fees for each of the six months ended June 30, 2012 and 2011 were $0.8 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for each of the three months ended June 30, 2012 and 2011 were $0.3 million. Distributions paid to the Manager for the six months ended June 30, 2012 and 2011 were $0.6 million and $0.7 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

5.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund has several non-producing properties for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $30.0 million related to the development of these projects, which include the Beta, Diller and Marmalard projects. Such projects anticipate the development of up to eight wells, four in the Beta Project and four in the Diller and Marmalard projects, with related pipeline and platform infrastructure.  It is also possible that full development of the Beta Project will entail the drilling of additional wells, which are not included in the above estimates.

As of June 30, 2012, the Fund expects to spend an additional $30.1 million related to its investment properties, inclusive of $30.0 million to develop its non-producing properties, of which $9.9 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $18.1 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements.

In the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	5.0%	$5,922	$31,431
Well deemed to be a discovery in February 2012. Budget increase from first quarter 2012 is attributable to expansion of project from one well to four well development. Currently evaluating options for capital requirements.

Diller Project	0.88%	$1,244	$3,063	Deemed to be a discovery in March 2012. Currently evaluating options for completion.
Marmalard Project	0.88%	$969	$3,632	Deemed to be a discovery in May 2012. Currently evaluating options for completion.
Producing Properties
Alpha Project	2.25%	$4,266	$4,266	Well completed and production commenced in April 2012.
Cobalt Project	4.0%	$1,894	$1,946	Production commenced in 2009. Multiple recompletion efforts planned at an estimated cost of $52 thousand.
Eugene Island 346/347 well #1	5.0%	$3,501	$3,526	Production commenced in 2008. Well currently shut-in, awaiting recompletion efforts to access behind the pipe reserves, at an estimated cost of $25 thousand.

Liberty Project	5.0%	$5,593	$5,593	Production commenced in 2010.
South Pelto 9	16.67%	$5,026	$5,026	Production commenced in 2007.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$2,578	$2,647	$5,309	$5,671

Expenses
Depletion and amortization	1,285	1,150	1,673	1,952
Dry-hole costs	-	(43)	(12)	(147)
Impairment of oil and gas properties	1,868	-	1,868	-
Management fees to affiliate	375	379	750	758
Operating expenses	316	246	593	479
General and administrative expenses	67	93	141	160
Total expenses	3,911	1,825	5,013	3,202
(Loss) income from operations	(1,333)	822	296	2,469
Other income (loss)	8	(113)	(41)	(74)
Net (loss) income	$(1,325)	$709	$255	$2,395

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	5	3	5	4
Total number of production days	341	272	666	561
Average mcfe per production day	895	699	882	914
Oil sales (in thousands of barrels)	18	19	35	40
Average oil price per barrel	$107	$112	$109	$104
Gas sales (in thousands of mcfs)	154	57	293	204
Average gas price per mcf	$2.51	$4.57	$2.43	$4.26

The increases in production days, production rate and gas sales volumes were principally attributable to the Alpha Project, which commenced production in April 2012 and South Pelto 9, which was temporarily shut-in during the three and six months ended June 30, 2011 for maintenance activities.  The decreases in oil sales volumes were principally attributable to the Liberty Project, which is experiencing normal declines in production.  During the six months ended June 30, 2012, the decrease in average production rates was principally attributable to the Cobalt Project.  The Cobalt Project is continuing to produce out its current zone at lower rates than prior year due to natural declines in well production.  Once the current zone is fully depleted, the Cobalt Project will undergo a recompletion, currently expected for 2014.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $2.6 million, a $0.1 million decrease from the three months ended June 30, 2011.  The decrease is attributable to a decrease in average prices of $0.4 million, partially offset by an increase in sales volume totaling $0.3 million.

Oil and gas revenue for the six months ended June 30, 2012 was $5.3 million, a $0.4 million decrease from the six months ended June 30, 2011.  Oil revenue decreased $0.3 million, of which $0.5 million is attributable to decreased oil sales volumes, partially offset by an increase in oil prices of $0.2 million.  Gas revenue decreased $0.1 million, of which $0.5 million is attributable to a decrease in gas prices, partially offset by an increase in gas sales volume totaling $0.4 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2012 was $1.3 million, an increase of $0.1 million from the three months ended June 30, 2011.  The increase in the three month period was attributable to an increase in production volumes of $0.7 million, partially offset by a decrease in average depletion rates of $0.6 million.  Depletion and amortization for the six months ended June 30, 2012 was $1.7 million, a decrease of $0.3 million from the six months ended June 30, 2011.  The decrease in the six month period was attributable to a decrease in average depletion rates of $0.6 million, partially offset by an increase in production volumes of $0.3 million. The decreases in average depletion rates were principally the result of revisions to reserve estimates.

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

	Three months ended June 30,		Six months ended June 30,
Project	2012	2011	2012	2011
	(in thousands)
High Island 38	$-	$5	$-	$(85)
South Timbalier 287	-	(46)	-	(46)
Other wells	-	(2)	(12)	(16)
	$-	$(43)	$(12)	$(147)

Impairment of Oil and Gas Properties. During the three and six months ended June 30, 2012, the Fund recorded an impairment to oil and gas properties of $1.9 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.  There were no impairments to oil and gas properties during the three and six months ended June 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2012 and 2011 were $0.4 million.  Management fees for each of the six months ended June 30, 2012 and 2011 were $0.8 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$218	$217	$411	$447
Geological costs and other	98	29	182	32
	$316	$246	$593	$479

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.71 per mcfe and $0.70 per mcfe during the three and six months ended June 30, 2012, respectively, compared to $1.14 per mcfe and $0.87 per mcfe during the three and six months ended June 30, 2011, respectively.  Geological costs, which were primarily related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$46	$39	$68	$73
Insurance expense	15	48	63	73
Other	6	6	10	14
	$67	$93	$141	$160

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and six months ended June 30, 2012 and 2011 is detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$8	$11	$14	$24
Realized losses on derivative instruments	(15)	(71)	(55)	(53)
Unrealized gains (losses) on derivative instruments	15	(53)	-	(45)
	$8	$(113)	$(41)	$(74)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2012 were $4.1 million, primarily related to revenue received of $5.5 million, partially offset by management fees of $0.8 million, operating expenses paid of $0.6 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2011 were $4.5 million, primarily related to revenue received of $6.2 million, partially offset by management fees of $0.8 million, operating expenses of $0.5 million, the purchase of derivative instruments of $0.3 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2012 were $4.8 million, primarily related to capital expenditures for oil and gas properties of $4.8 million and investments in U.S. Treasury securities of $3.7 million, partially offset by proceeds from the maturity of U.S. Treasury securities of $3.8 million.

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

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2012 were $3.7 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2011 were $7.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund has several non-producing properties for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $30.0 million related to the development of these projects, which include the Beta, Diller and Marmalard projects. Such projects anticipate the development of up to eight wells, four in the Beta Project and four in the Diller and Marmalard projects, with related pipeline and platform infrastructure.  It is also possible that full development of the Beta Project will entail the drilling of additional wells, which are not included in the above estimates.  See “Liquidity Needs” below for additional information.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees and capital expenditures for its investment properties. Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

As of June 30, 2012, the Fund expects to spend an additional $30.1 million related to its investment properties, inclusive of $30.0 million to develop its non-producing properties, of which $9.9 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $18.1 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

In the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Fund and Kathleen P. McSherry, Executive Vice President and
Chief Financial Officer of the Fund
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extention Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	August 7, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)