Form 10-Q
period 2012-09-30
Ridgewood Energy O Fund LLC
filed 2012-11-05
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
 Yes ☐     No ☒

As of November 5, 2012 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,094	$12,822
Short-term investments in marketable securities	-	3,750
Production receivable	916	1,145
Other current assets	117	132
Total current assets	12,127	17,849
Salvage fund	1,238	1,218
Oil and gas properties:
Advances to operators for working interests and expenditures	-	235
Unproved properties	8,135	8,019
Proved properties	21,471	17,386
Equipment and facilities - in progress	175	-
Less: accumulated depletion, depreciation and amortization	(17,638)	(13,420)
Total oil and gas properties, net	12,143	12,220
Total assets	$25,508	$31,287

Liabilities and Members' Capital
Current liabilities:
Due to operators	$789	$1,600
Accrued expenses	42	36
Total current liabilities	831	1,636
Asset retirement obligations	848	848
Total liabilities	1,679	2,484

Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(4,878)	(4,035)
Retained earnings	2,947	2,233
Manager's total	(1,931)	(1,802)

Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(29,816)	(25,042)
Accumulated deficit	(58,672)	(58,601)
Shareholders' total	25,760	30,605
Total members' capital	23,829	28,803

Total liabilities and members' capital	$25,508	$31,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$1,777	$2,212	$7,086	$7,883

Expenses
Depletion, depreciation and amortization	677	930	2,350	2,882
Dry-hole costs	(9)	4	(21)	(143)
Impairment of oil and gas properties	-	-	1,868	-
Management fees to affiliate (Note 4)	376	375	1,126	1,133
Operating expenses	262	193	855	672
General and administrative expenses	92	61	233	221
Total expenses	1,398	1,563	6,411	4,765
Income from operations	379	649	675	3,118
Other income (loss)	9	141	(32)	67
Net income	$388	$790	$643	$3,185

Manager Interest
Net income	$157	$249	$714	$863

Shareholder Interest
Net income (loss)	$231	$541	$(71)	$2,322
Net income (loss) per share	$266	$621	$(81)	$2,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$643	$3,185
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	2,350	2,882
Dry-hole costs	(21)	(143)
Impairment of oil and gas properties	1,868	-
Derivative instrument loss (income)	55	(34)
Derivative instrument settlements	5	64
Changes in assets and liabilities:
Decrease in production receivable	229	402
Increase in other current assets	(46)	(374)
Increase (decrease) in due to operators	29	(62)
Increase (decrease) in accrued expenses	6	(18)
Net cash provided by operating activities	5,118	5,902

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(3)
Capital expenditures for oil and gas properties	(4,960)	(798)
Proceeds from sale of oil and gas properties	-	2,330
Proceeds from the maturity of investments	7,500	13,000
Investments in marketable securities	(3,749)	(10,401)
Interest reinvested in salvage fund	(20)	(20)
Net cash (used in) provided by investing activities	(1,229)	4,108

Cash flows from financing activities
Distributions	(5,617)	(8,603)
Net cash used in financing activities	(5,617)	(8,603)
Net (decrease) increase in cash and cash equivalents	(1,728)	1,407
Cash and cash equivalents, beginning of period	12,822	5,642
Cash and cash equivalents, end of period	$11,094	$7,049

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$235	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $8.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.9 million, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value. At September 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion, depreciation and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.5 million and $1.4 million, respectively, related to capital expenditures for oil and gas properties.

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

During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of $1.9 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. Prior to such write-down, the well had a carrying value of $3.4 million. The fair value of the impaired well at the time of the impairment was $1.5 million, which was determined based on level 3 inputs and include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2011.

Depletion, Depreciation and Amortization
Depletion, depreciation and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs. In certain circumstances, equipment and facilities costs are depreciated over the estimated useful life of the asset.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion, depreciation and amortization, which are allocated 99% to shareholders and 1% to the Manager.

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(60)	$(55)	$(113)
Unrealized gains on derivative instruments	-	192	-	147
	$-	$132	$(55)	$34

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

	Three months ended September 30,		Nine months ended September 30,
Project	2012	2011	2012	2011
	(in thousands)
High Island 38	$-	$-	$-	$(85)
South Timbalier 287	-	-	-	(46)
Other wells	(9)	4	(21)	(12)
	$(9)	$4	$(21)	$(143)

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended September 30, 2012 and 2011 were $0.4 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $1.1 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.2 million, respectively.  Distributions paid to the Manager for the nine months ended September 30, 2012 and 2011 were $0.8 million and $1.0 million, respectively.

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

5.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has several non-producing properties for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $40.6 million related to the development of these projects, which include the Beta, Diller and Marmalard projects. Such projects anticipate the development of up to eight wells, four in the Beta Project and four in the Diller and Marmalard projects, with related pipeline and platform infrastructure.  Such commitments anticipate financing arrangements for the Delta House Project, for which the estimates included above may change upon finalization.  It is also possible that full development of the Beta Project will entail the drilling of additional wells, which are not included in the above estimates.

As of September 30, 2012, the Fund expects to spend an additional $40.7 million related to its investments in oil and gas properties, inclusive of $40.6 million to develop its non-producing properties and equipment and facilities, of which $8.7 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $29.4 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.58%	$175	$513	Floating production facility to service the Diller and Marmalard wells. Expected to be placed in service in 2015. Financing options currently being evaluated.
Non-producing Properties
Beta Project	5.0%	$5,953	$41,921	Well deemed to be a discovery in February 2012. Expected to commence production in 2015. Currently evaluating options for capital requirements, which include debt financing.

Diller Project	0.88%	$1,234	$3,366	Deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$948	$3,133	Deemed to be a discovery in May 2012. Expected to commence production in 2015.
Producing Properties
Alpha Project	2.25%	$3,962	$3,962	Production commenced in April 2012.

Cobalt Project	4.0%	$1,894	$1,946	Production commenced in 2009. Recompletion is planned for 2013 at a cost of $8 thousand. Additional recompletions are planned at an estimated cost of $44 thousand.
Eugene Island 346/347 well #1	5.0%	$3,501	$3,526	Production commenced in 2008. Recompletion is planned for 2013 at an estimated cost of $25 thousand.
Liberty Project	5.0%	$5,593	$5,593	Production commenced in 2010.
South Pelto 9	16.67%	$5,026	$5,026	Production commenced in 2007.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$1,777	$2,212	$7,086	$7,883

Expenses
Depletion, depreciation and amortization	677	930	2,350	2,882
Dry-hole costs	(9)	4	(21)	(143)
Impairment of oil and gas properties	-	-	1,868	-
Management fees to affiliate	376	375	1,126	1,133
Operating expenses	262	193	855	672
General and administrative expenses	92	61	233	221
Total expenses	1,398	1,563	6,411	4,765
Income from operations	379	649	675	3,118
Other income (loss)	9	141	(32)	67
Net income	$388	$790	$643	$3,185

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	5	4	5	4
Total number of production days	356	354	1,023	915
Oil sales (in thousands of barrels)	17	16	52	57
Average oil price per barrel	$103	$104	$107	$104
Gas sales (in thousands of mcfs)	132	83	391	289
Average gas price per mcf	$3.08	$4.29	$2.56	$4.16

The increases in production days and gas sales volumes for the three and nine months ended September 30, 2012 and oil sales volumes for the three months ended September 30, 2012, were principally attributable to the Alpha Project, which commenced production in April 2012 and South Pelto 9, which was temporarily shut-in during the three and nine months ended September 30, 2011 for maintenance activities.  The decrease in oil sales volumes for the nine months ended September 30, 2012, was principally attributable to the Liberty Project, which is experiencing normal declines in production.  For additional property discussion, see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $1.8 million, a $0.4 million decrease from the three months ended September 30, 2011.  The Fund recorded an adjustment to its revenues of $0.6 million for the three months ended September 30, 2012, as a result of a correction to royalties for the South Pelto 9 well for the period August 2010 through June 2012.  Excluding the impact of this adjustment, the Fund’s revenue increased $0.1 million, of which $0.3 million is attributable to increased sales volume, partially offset by a decrease in average prices $0.2 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $7.1 million, a $0.8 million decrease from the nine months ended September 30, 2011.  The Fund recorded an adjustment to its revenues of $0.6 million for the nine months ended September 30, 2012, as a result of a correction to royalties for the South Pelto 9 well for the period August 2010 through June 2012.  Excluding the impact of this adjustment, the Fund’s oil revenue decreased $0.2 million, of which $0.4 million is attributable to decreased oil sales volume, partially offset by an increase in average oil prices of $0.2 million.  Gas revenue decreased $0.1 million, of which $0.6 million is attributable to decreased gas prices, partially offset by an increase in gas sales volume totaling $0.5 million.

See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three and nine months ended September 30, 2012 was $0.7 million and $2.4 million, respectively, a decrease of $0.3 million and $0.5 million from the three and nine months ended September 30, 2011, respectively. The decrease in the three month period resulted from a decrease in average depletion rates totaling $0.6 million, partially offset by an increase in production volumes totaling $0.3 million. The decrease in the nine month period resulted from a decrease in average depletion rates totaling $1.0 million, partially offset by an increase in production volumes totaling $0.4 million.   The decreases in average depletion rates were principally the result of revisions to reserve estimates, primarily attributable to the Liberty Project, partially offset by higher cost reserve additions related to the Alpha Project.

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

	Three months ended September 30,		Nine months ended September 30,
Project	2012	2011	2012	2011
	(in thousands)
High Island 38	$-	$-	$-	$(85)
South Timbalier 287	-	-	-	(46)
Other wells	(9)	4	(21)	(12)
	$(9)	$4	$(21)	$(143)

Impairment of Oil and Gas Properties. During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of $1.9 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.  There were no impairments to oil and gas properties during the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.4 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $1.1 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$226	$190	$637	$637
Geological costs and other	36	3	218	35
	$262	$193	$855	$672

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.82 per mcfe and $0.77 per mcfe during the three and nine months ended September 30, 2012, respectively, compared to $0.92 per mcfe and $0.88 per mcfe during the three and nine months ended September 30, 2011, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, primarily related to the Beta, Diller and Marmalard projects for the three and nine months ended September 30, 2012.  Geological costs for the three and nine months ended September 30, 2011, were primarily related to the Diller and Marmalard projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$48	$24	$116	$97
Insurance expense	42	31	105	104
Other	2	6	12	20
	$92	$61	$233	$221

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$9	$9	$23	$33
Realized losses on derivative instruments	-	(60)	(55)	(113)
Unrealized gains on derivative instruments	-	192	-	147
	$9	$141	$(32)	$67

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $5.1 million, primarily related to revenue received of $7.3 million, partially offset by management fees of $1.1 million, operating expenses paid of $0.8 million and general and administrative expenses paid of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $5.9 million, primarily related to revenue received of $8.3 million, partially offset by management fees of $1.1 million, operating expenses of $0.7 million, the purchase of derivative instruments of $0.3 million and general and administrative expenses paid of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2012 were $1.2 million, primarily related to capital expenditures for oil and gas properties of $5.0 million and investments in U.S. Treasury securities of $3.7 million, partially offset by proceeds from the maturity of U.S. Treasury securities of $7.5 million.

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

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $5.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $8.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has several non-producing properties for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $40.6 million related to the development of these projects, which include the Beta, Diller and Marmalard projects. Such projects anticipate the development of up to eight wells, four in the Beta Project and four in the Diller and Marmalard projects, with related pipeline and platform infrastructure.  Such commitments anticipate financing arrangements for the Delta House Project, for which the estimates included above may change upon finalization.  It is also possible that full development of the Beta Project will entail the drilling of additional wells, which are not included in the above estimates.  See “Liquidity Needs” below for additional information.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties. Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

As of September 30, 2012, the Fund expects to spend an additional $40.7 million related to its investments in oil and gas properties, inclusive of $40.6 million to develop its non-producing properties and equipment and facilities, of which $8.7 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $29.4 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	November 5, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)