Form 10-Q
period 2014-03-31
Ridgewood Energy O Fund LLC
filed 2014-05-05
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of May 5, 2014 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,558	$8,503
Production receivable	366	463
Other current assets	30	51
Total current assets	7,954	9,017
Salvage fund	1,264	1,262
Other assets	1,369	1,518
Oil and gas properties:
Proved properties	30,877	30,198
Equipment and facilities - in progress	6,445	4,883
Less: accumulated depletion, depreciation and amortization	(20,190)	(19,915)
Total oil and gas properties, net	17,132	15,166

Total assets	$27,719	$26,963

Liabilities and Members' Capital
Current liabilities:
Due to operators	$2,277	$2,008
Accrued expenses	42	41
Total current liabilities	2,319	2,049
Asset retirement obligations	1,670	1,670
Long-term borrowings	500	-
Total liabilities	4,489	3,719

Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,340)	(5,277)
Retained earnings	3,682	3,582
Manager's total	(1,658)	(1,695)
Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(32,439)	(32,083)
Accumulated deficit	(56,921)	(57,226)
Shareholders' total	24,888	24,939
Total members' capital	23,230	23,244
Total liabilities and members' capital	$27,719	$26,963

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue
Oil and gas revenue	$1,357	$2,056

Expenses
Depletion, depreciation and amortization	275	313
Management fees to affiliate (Note 2)	376	375
Operating expenses	245	282
General and administrative expenses	60	86
Total expenses	956	1,056
Income from operations	401	1,000
Interest income	4	6
Net income	$405	$1,006

Manager Interest
Net income	$100	$197

Shareholder Interest
Net income	$305	$809
Net income per share	$351	$929

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net income	$405	$1,006
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	275	313
Changes in assets and liabilities:
Decrease in production receivable	97	324
Decrease in other current assets	21	34
Increase in due to operators	99	10
Increase in accrued expenses	1	-
Net cash provided by operating activities	898	1,687

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,922)	(320)
Interest reinvested in salvage fund	(2)	(6)
Net cash used in investing activities	(1,924)	(326)

Cash flows from financing activities
Long-term borrowings	500	-
Distributions	(419)	(633)
Net cash provided by (used in) financing activities	81	(633)
Net (decrease) increase in cash and cash equivalents	(945)	728
Cash and cash equivalents, beginning of period	8,503	10,863
Cash and cash equivalents, end of period	$7,558	$11,591

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 3 and 4.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2013 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents approximate fair value based on Level 1 inputs.  Mortgage-backed securities are recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2014, the Fund’s bank balances exceeded federally insured limits by $8.3 million.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At March 31, 2014 and December 31, 2013, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.3 million, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value. At March 31, 2014 and December 31, 2013, the fair market value approximated the Fund’s carrying value, therefore there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At March 31, 2014 and December 31, 2013, $1.3 million and $1.4 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $0.1 million for each of the three months ended March 31, 2014 and 2013. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs.  Interest costs related to the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation, and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2014 and December 31, 2013, amounts recorded in due to operators totaling $2.1 million and $1.9 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.4 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for each of the three months ended March 31, 2014 and 2013 were $0.1 million.

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

3.           Credit Agreement – Beta Project Financing

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

The Fund anticipates it will borrow approximately $24.1 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of March 31, 2014, the Fund had borrowings of $0.5 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders. The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $1.8 million, which is amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.  At March 31, 2014 and December 31, 2013, the outstanding debt discounts and deferred financing costs were $1.3 million and $1.4 million, respectively.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at March 31, 2014 and December 31, 2013.

4.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  Currently, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include up to eleven wells, four in the Beta Project and seven in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to two additional wells beyond the projected wells, the cost of which is not included in the below estimates.

As of March 31, 2014, the Fund expects to spend an additional $40.9 million related to its investments in oil and gas properties, of which $12.5 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $35.3 million at March 31, 2014, which includes projected interest costs for the Beta Project and asset retirement obligations for the non-producing properties.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $24.1 million, of which the Fund has borrowed $0.5 million at March 31, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing,” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2013 Annual Report on Form 10-K.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$405	$513	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Beta Project	5.0%	$12,020	$46,233	Well deemed to be a discovery in February 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Diller Project	0.88%	$1,836	$3,533	Well deemed to be a discovery in March 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%	$2,142	$6,962	Marmalard well #1 and well #2 were deemed to be a discoveries in May 2012 and May 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Alpha Project	2.25%	$3,964	$3,964	Production commenced April 2012.
Cobalt Project	4.0%	$1,894	$1,926	Production commenced in 2009. Two recompletions are expected in 2016 and 2019 at an estimated total cost of $32 thousand.
Eugene Island 346/347 well #1 and well #2	5.0%	$4,197	$4,222	Production commenced in 2008. Wells are currently producing at nominal rates; awaiting recompletion, which is expected in 2014 at an estimated cost of $25 thousand.
Liberty Project	5.0%	$5,587	$5,637	Production commenced in 2010. Recompletion is planned for 2015 at an estimated cost of $50 thousand.
South Pelto 9	16.67%	$5,026	$5,026	Production commenced in 2007.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,357	$2,056

Expenses
Depletion, depreciation and amortization	275	313
Management fees to affiliate	376	375
Operating expenses	245	282
General and administrative expenses	60	86
Total expenses	956	1,056
Income from operations	401	1,000
Interest income	4	6
Net income	$405	$1,006

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Number of wells producing	6	5
Total number of production days	447	322
Oil sales (in thousands of barrels)	10	14
Average oil price per barrel	$100	$110
Gas sales (in thousands of mcfs)	74	131
Average gas price per mcf	$5.69	$4.45

The increases in the number of wells producing and total number of production days during the three months ended March 31, 2014 were due to Eugene Island 346 well #1 and the Alpha Project, which were shut-in during the first quarter 2013, and Eugene Island 346 well #2, which resumed production, although at nominal rates.  The decreases in sales volumes were principally attributable to natural declines in production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2014 was $1.4 million, a $0.7 million decrease from the three months ended March 31, 2013.  The decrease was primarily attributable to decreased sales volumes.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.   Depletion, depreciation and amortization for the three months ended March 31, 2014 was $0.3 million, a decrease of $38 thousand from the three months ended March 31, 2013.  The decrease resulted from a decrease in production volumes totaling $120 thousand, partially offset by an increase in average depletion rates totaling $82 thousand.  The increase in average depletion rates was primarily attributable to decreases in reserve estimates, primarily related to the Alpha Project.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.4 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Lease operating expense	$239	$239
Geological costs	6	22
Workover expense	-	21
	$245	$282

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $10.82 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2014 compared to $6.71 per BOE during the three months ended March 31, 2013.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, were primarily related to the Beta, Diller and Marmalard projects.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Accounting and professional fees	$33	$56
Insurance expense	26	29
Other	1	1
	$60	$86

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and available-for-sale investments.  Interest income for the three months ended March 31, 2014 and 2013 was $4 thousand and $6 thousand, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2014 were $0.9 million, primarily related to revenue received of $1.5 million, partially offset by management fees of $0.4 million and operating expenses paid of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2013 were $1.7 million, primarily related to revenue received of $2.4 million, partially offset by management fees of $0.4 million, operating expenses paid of $0.3 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2014 were $1.9 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2013 were $0.3 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows provided by financing activities for the three months ended March 31, 2014 were $0.1 million, related to proceeds from long-term borrowings of $0.5 million, partially offset by manager and shareholder distributions totaling $0.4 million,

Cash flows used in financing activities for the three months ended March 31, 2013 were $0.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2014, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $40.8 million related to the development of these projects, which the Fund anticipates will include the development of up to eleven wells, four in the Beta Project and seven in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to two additional wells beyond the projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties. Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of March 31, 2014, the Fund expects to spend an additional $40.9 million related to its investments in oil and gas properties, of which $12.5 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $35.3 million at March 31, 2014, which includes projected interest costs for the Beta Project and asset retirement obligations for the non-producing properties.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $24.1 million, of which the Fund has borrowed $0.5 million at March 31, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $24.1 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. As of March 31, 2014, the Fund had borrowed $0.5 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding this credit agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist at March 31, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	May 5, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)