Form 10-Q
period 2014-06-30
Ridgewood Energy O Fund LLC
filed 2014-07-31
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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
 Yes ☐     No ☒

As of July 31, 2014 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,960	$8,503
Production receivable	436	463
Other current assets	2	51
Total current assets	6,398	9,017
Salvage fund	1,266	1,262
Other assets	1,280	1,518
Oil and gas properties:
Advances to operators for working interests and expenditures	78	-
Proved properties	32,672	30,198
Equipment and facilities - in progress	8,998	4,883
Less: accumulated depletion, depreciation and amortization	(20,453)	(19,915)
Total oil and gas properties, net	21,295	15,166
Total assets	$30,239	$26,963

Liabilities and Members' Capital
Current liabilities:
Due to operators	$3,136	$2,008
Accrued expenses	33	41
Total current liabilities	3,169	2,049
Asset retirement obligations	1,670	1,670
Long-term borrowings	2,000	-
Other liabilities	24	-
Total liabilities	6,863	3,719

Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,399)	(5,277)
Retained earnings	3,800	3,582
Manager's total	(1,599)	(1,695)

Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(32,772)	(32,083)
Accumulated deficit	(56,501)	(57,226)
Shareholders' total	24,975	24,939
Total members' capital	23,376	23,244
Total liabilities and members' capital	$30,239	$26,963

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$1,415	$1,225	$2,772	$3,281

Expenses
Depletion, depreciation and amortization	263	241	538	554
Management fees to affiliate (Note 2)	376	376	752	751
Operating expenses	185	239	430	521
General and administrative expenses	57	113	117	199
Total expenses	881	969	1,837	2,025
Income from operations	534	256	935	1,256
Interest income	4	5	8	11
Net income	$538	$261	$943	$1,267

Manager Interest
Net income	$118	$73	$218	$270

Shareholder Interest
Net income	$420	$188	$725	$997
Net income per share	$481	$216	$833	$1,145

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities
Net income	$943	$1,267
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	538	554
Changes in assets and liabilities:
Decrease in production receivable	27	595
Decrease in other current assets	49	77
Increase in due to operators	67	12
(Decrease) increase in accrued expenses	(8)	9
Net cash provided by operating activities	1,616	2,514

Cash flows from investing activities
Payments to operators for working interests and expenditures	(78)	(21)
Capital expenditures for oil and gas properties	(5,266)	(1,660)
Interest reinvested in salvage fund	(4)	(11)
Net cash used in investing activities	(5,348)	(1,692)

Cash flows from financing activities
Long-term borrowings	2,000	-
Distributions	(811)	(1,097)
Net cash provided by (used in) financing activities	1,189	(1,097)
Net decrease in cash and cash equivalents	(2,543)	(275)
Cash and cash equivalents, beginning of period	8,503	10,863
Cash and cash equivalents, end of period	$5,960	$10,588

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2014, the Fund’s bank balances, which were maintained at Wells Fargo Bank, N.A, exceeded federally insured limits by $6.9 million.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At June 30, 2014 and December 31, 2013, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.3 million, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value. At June 30, 2014 and December 31, 2013, the fair market value approximated the Fund’s carrying value, therefore there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At June 30, 2014 and December 31, 2013, $1.3 million and $1.4 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $0.1 million for each of the three months ended June 30, 2014 and 2013.  Amortization expense was $0.2 million for each of the six months ended June 30, 2014 and 2013.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At June 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $2.9 million and $1.9 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three and six months ended June 30, 2014 and 2013 were $0.4 million and $0.8 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the three and six months ended June 30, 2014 were $0.1 million. Distributions paid to the Manager for the three and six months ended June 30, 2013 were $0.1 million and $0.2 million, respectively.

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

The Fund anticipates it will borrow approximately $24.1 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of June 30, 2014, the Fund had borrowings of $2.0 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  During the three and six months ended June 30, 2014, interest costs of $24 thousand were capitalized and included on the balance sheet within “Oil and gas properties”. The Fund had no interest costs during the three and six months ended June 30, 2013.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders. The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $1.8 million, which is amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.  At June 30, 2014 and December 31, 2013, the outstanding debt discounts and deferred financing costs were $1.3 million and $1.4 million, respectively.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $37.3 million, of which $13.9 million is expected to be spent during the next twelve months.  These expected capital commitments exceed available working capital by $34.1 million at June 30, 2014, which includes projected interest costs for the Beta Project and asset retirement obligations for the non-producing properties.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $24.1 million, of which the Fund has borrowed $2.0 million at June 30, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing,” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

During the past several years, the United States Congress, as well as certain regulatory agencies with jurisdiction over the Fund’s business, have considered or proposed legislation or regulation relating to the upstream oil and gas industry both onshore and offshore including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.  If any such proposals were to be enacted or adopted they could potentially materially impact the Fund’s operations.  It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

			Total Spent	Total
	Working		through	Fund
Project	Interest		June 30, 2014	Budget	Status
			(in thousands)
Equipment and Facilities
Delta House Project	0.06%		$274	$352	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Beta Project	5.0%		$16,322	$46,248	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Diller Project	0.88%		$1,924	$3,898	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%		$2,219	$7,419	Well #1 and well #2 were deemed to be discoveries in May 2012 and May 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Alpha Project	2.25%		$3,964	$3,964	Production commenced in 2012.
Cobalt Project	4.0%		$1,894	$1,926	Production commenced in 2009. Two recompletions are expected in 2016 and 2019 at an estimated total cost of $32 thousand.
Eugene Island 346/347 well #1 and well #2	5.0%		$4,197	$4,222	Production commenced in 2008. Wells are currently producing at nominal rates; awaiting recompletion, which is expected in 2014 at an estimated cost of $25 thousand.
Liberty Project	5.0%		$5,587	$5,637	Production commenced in 2010. Well is currently producing, however, was shut-in for three weeks during July 2014. Recompletion is planned for 2015 at an estimated cost of $50 thousand.
South Pelto 9	16.67%	%	$5,026	$5,026	Production commenced in 2007.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,415	$1,225	$2,772	$3,281

Expenses
Depletion, depreciation and amortization	263	241	538	554
Management fees to affiliate	376	376	752	751
Operating expenses	185	239	430	521
General and administrative expenses	57	113	117	199
Total expenses	881	969	1,837	2,025
Income from operations	534	256	935	1,256
Interest income	4	5	8	11
Net income	$538	$261	$943	$1,267

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Number of wells producing	6	5	6	5
Total number of production days	421	353	873	675
Oil sales (in thousands of barrels)	10	8	20	22
Average oil price per barrel	$102	$105	$101	$108
Gas sales (in thousands of mcfs)	75	104	153	238
Average gas price per mcf	$5.20	$4.86	$5.27	$4.41

The increases in the number of wells producing and total number of production days were due to Eugene Island 346/347 well #2, which resumed production during 2014, although at nominal rates, coupled with the Liberty and Alpha projects, which were shut-in periodically during 2013.  The increase in oil sales volume during the three months ended June 30, 2014 was due to the Liberty Project.  Decreases in sales volume were attributable to natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2014 was $1.4 million, an increase of $0.2 million from the three months ended June 30, 2013.  The increase is attributable to increased sales volume totaling $0.1 million coupled with the impact of the change in average prices totaling $0.1 million.  Oil and gas revenue for the six months ended June 30, 2014 was $2.8 million, a decrease of $0.5 million from the six months ended June 30, 2013.  The decrease is attributable to decreased sales volume totaling $0.5 million. See “Overview” above for additional information.

Depletion, Depreciation and Amortization.   Depletion, depreciation and amortization for the three months ended June 30, 2014 was $0.3 million, an increase of $22 thousand from the three months ended June 30, 2013.  The increase resulted from an increase in average depletion rates totaling $49 thousand, partially offset by a decrease in production volume totaling $27 thousand.  Depletion, depreciation and amortization for the six months ended June 30, 2014 was $0.5 million, a decrease of $16 thousand from the six months ended June 30, 2013.  The decrease resulted from a decrease in production volume totaling $146 thousand, partially offset by an increase in average depletion rates totaling $130 thousand.  The increases in average depletion rates were attributable to increased capital costs coupled with decreases in reserve estimates, which were primarily attributable to the Alpha Project.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2014 and 2013 were $0.4 million.  Management fees for each of the six months ended June 30, 2014 and 2013 were $0.8 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$172	$190	$411	$429
Geological costs	13	15	19	37
Workover expense	-	43	-	64
Dry-hole costs	-	(9)	-	(9)
	$185	$239	$430	$521

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $7.71 per barrel of oil equivalent (“BOE”) and $9.08 per BOE during the three and six months ended June 30, 2014, respectively, compared to $7.60 per BOE and $7.01 per BOE during the three and six months ended June 30, 2013, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, were primarily related to the Beta, Diller and Marmalard projects.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$29	$42	$62	$98
Insurance expense	27	69	53	98
Other	1	2	2	3
	$57	$113	$117	$199

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents, salvage fund and available-for-sale investments.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2014 were $1.6 million, primarily related to revenue received of $2.8 million, partially offset by management fees of $0.8 million, operating expenses paid of $0.4 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2013 were $2.5 million, primarily related to revenue received of $3.9 million, partially offset by management fees of $0.8 million, operating expenses paid of $0.5 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2014 were $5.3 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the six months ended June 30, 2013 were $1.7 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows provided by financing activities for the six months ended June 30, 2014 were $1.2 million, related to proceeds from long-term borrowings of $2.0 million, partially offset by manager and shareholder distributions totaling $0.8 million,

Cash flows used in financing activities for the six months ended June 30, 2013 were $1.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2014, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $37.3 million related to the development of these projects, which the Fund anticipates will include the development of up to eleven wells, four in the Beta Project and seven in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to two additional wells beyond the projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $37.3 million, of which $13.9 million is expected to be spent during the next twelve months.  These expected capital commitments exceed available working capital by $34.1 million at June 30, 2014, which includes projected interest costs for the Beta Project and asset retirement obligations for the non-producing properties.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $24.1 million, of which the Fund has borrowed $2.0 million at June 30, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement,” below for additional information.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $24.1 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. As of June 30, 2014, the Fund had borrowed $2.0 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist at June 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	July 31, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)