Form 10-Q
period 2015-06-30
Ridgewood Energy O Fund LLC
filed 2015-07-28
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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
 Yes ☐     No ☒

As of July 28, 2015 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,509	$3,730
Salvage fund	528	-
Production receivable	407	202
Other current assets	19	29
Total current assets	5,463	3,961
Salvage fund	1,208	1,733
Other assets	893	1,101
Investment in Delta House	569	318
Oil and gas properties:
Advances to operators for working interests and expenditures	385	589
Proved properties	49,350	42,553
Less: accumulated depletion and amortization	(16,893)	(16,584)
Total oil and gas properties, net	32,842	26,558
Total assets	$40,975	$33,671

Liabilities and Members' Capital
Current liabilities:
Due to operators	$2,591	$2,301
Accrued expenses	53	44
Asset retirement obligations	528	-
Total current liabilities	3,172	2,345
Long-term borrowings	13,300	6,600
Asset retirement obligations	1,883	1,730
Other liabilities	579	227
Total liabilities	18,934	10,902
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,536)	(5,509)
Retained earnings	3,897	3,893
Manager's total	(1,639)	(1,616)
Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(33,548)	(33,398)
Accumulated deficit	(57,020)	(56,465)
Shareholders' total	23,680	24,385
Total members' capital	22,041	22,769
Total liabilities and members' capital	$40,975	$33,671

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Oil and gas revenue	$967	$1,415	$1,401	$2,772

Expenses
Depletion and amortization	434	263	517	538
Management fees to affiliate (Note 2)	350	376	700	752
Operating expenses	460	204	661	469
General and administrative expenses	41	38	78	78
Total expenses	1,285	881	1,956	1,837
(Loss) income from operations	(318)	534	(555)	935
Interest income	2	4	4	8
Net (loss) income	$(316)	$538	$(551)	$943

Manager Interest
Net income	$28	$118	$4	$218

Shareholder Interest
Net (loss) income	$(344)	$420	$(555)	$725
Net (loss) income per share	$(395)	$481	$(636)	$833

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(551)	$943
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	517	538
Accretion expense	94	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(205)	27
Decrease in other current assets	26	49
Increase in due to operators	145	67
Increase (decrease) in accrued expenses	9	(8)
Net cash provided by operating activities	35	1,616

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(186)	(78)
Capital expenditures for oil and gas properties
and investment in Delta House	(5,590)	(5,266)
Investments in salvage fund	(3)	(4)
Net cash used in investing activities	(5,779)	(5,348)

Cash flows from financing activities
Long-term borrowings	6,700	2,000
Distributions	(177)	(811)
Net cash provided by financing activities	6,523	1,189

Net increase (decrease) in cash and cash equivalents	779	(2,543)
Cash and cash equivalents, beginning of period	3,730	8,503
Cash and cash equivalents, end of period	$4,509	$5,960

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$390	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At June 30, 2015 and December 31, 2014, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $16 thousand and $0.2 million, respectively, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value.  At June 30, 2015 and December 31, 2014, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At June 30, 2015 and December 31, 2014, $0.9 million and $1.1 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $0.1 million during each of the three months ended June 30, 2015 and 2014. Amortization expense was $0.2 million during each of the six months ended June 30, 2015 and 2014.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company.  The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Fund. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. The fair value of this investment is not estimated because there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Fund is exempt from estimating interim fair values as the Fund does not meet the definition of a publicly traded company.  The aggregate prior year balance of the Fund’s investment in Delta House was classified as “Equipment and facilities – in progress” within “Oil and gas properties” in the Fund’s December 31, 2014 balance sheet.  Such amount has been corrected to reclassify these investments to “Investment in Delta House” to conform to the current year presentation.  The reclassification had no impact on the Fund’s prior period statements of operations or cash flows.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Interest costs related to the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred. Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to correct prior period presentation.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At June 30, 2015 and December 31, 2014, amounts recorded in due to operators totaling $2.3 million and $2.1 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2015 and the year ended December 31, 2014.

	2015	2014
	(in thousands)
Balance, beginning of period	$1,730	$1,670
Liabilities incurred	36	19
Accretion expense	94	41
Revisions in estimated cash flows	551	-
Balance, end of period	$2,411	$1,730

Asset retirement obligations are expected to be funded with proceeds from the salvage fund or through amounts withheld from operating income and held in escrow by such projects’ operators.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties and related investments whenever management determines that events and circumstances indicate that the recorded carrying value of such assets may not be recoverable. Impairments are determined by comparing future net undiscounted cash flows to the net book value at the time of the review. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using net discounted future cash flows from the asset. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term. If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  During the three and six months ended June 30, 2015, the Fund recorded $0.2 million of depletion expense related to adjustments to asset retirement obligations for fully depleted properties.

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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The adoption of this new guidance will not have a significant impact on the Fund’s financial statements.

2.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and six months ended June 30, 2015 were $0.4 million and $0.7 million, respectively.  Management fees for the three and six months ended June 30, 2014 were $0.4 million and $0.8 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions for the three months ended June 30, 2015.  Distributions paid to the Manager for the six months ended June 30, 2015 were $27 thousand.  Distributions paid to the Manager for each of the three and six months ended June 30, 2014 were $0.1 million.

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

The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020. The Loan may be prepaid by the Fund without premium or penalty.  As of June 30, 2015 and December 31, 2014, the Fund had borrowings of $13.3 million and $6.6 million, respectively, under the Credit Agreement.  As of June 30, 2015 and December 31, 2014, interest costs of $0.6 million and $0.2 million, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”.  Such amounts are accrued on the balance sheet within “Other liabilities”.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at June 30, 2015 and December 31, 2014.

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2015, the Fund had three properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred. The Fund currently anticipates such development will include twelve wells, four in the Beta Project and eight in the Diller and Marmalard projects, with related platform and pipeline infrastructure. During the second quarter 2015, three wells in the Marmalard Project commenced production.

As of June 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $28.5 million (which include asset retirement obligations for the Fund’s projects of $6.0 million and projected interest costs of $1.6 million for the Beta Project), of which $12.7 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $24.5 million at June 30, 2015.  The Fund has entered into a credit agreement to provide capital for the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	5.0%	$24,557	$45,958	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Diller Project	0.88%	$2,654	$3,911	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in third quarter 2015.

Producing Properties
Cobalt Project	4.0%	$1,894	$1,997	Production commenced in 2009. Recompletions are planned for fourth quarter 2015 and fourth quarter 2016.
Eugene Island 346/347 wells #1 & #2	5.0%	$4,197	$4,526	Production commenced in 2008. Wells are currently producing at nominal rates. Recompletion is planned for 2016.

Liberty Project	5.0%	$5,587	$6,739	Production commenced in 2010. Recompletion is planned for 2016.
Marmalard Project	0.88%	$5,005	$8,469	Wells #1, #2 and #3 commenced production during second quarter 2015. Well #4 is expected to commence production in first quarter 2016.
South Pelto 9	16.67%	$5,026	$5,233	Production commenced in 2007.

Fully Depleted
Alpha Project	2.25%	$3,964	$4,482	Production commenced in 2012. Well reached the end of it productive life in fourth quarter 2014.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$967	$1,415	$1,401	$2,772

Expenses
Depletion and amortization	434	263	517	538
Management fees to affiliate	350	376	700	752
Operating expenses	460	204	661	469
General and administrative expenses	41	38	78	78
Total expenses	1,285	881	1,956	1,837
(Loss) income from operations	(318)	534	(555)	935
Interest income	2	4	4	8
Net (loss) income	$(316)	$538	$(551)	$943

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Number of wells producing	8	6	8	6
Total number of production days	377	421	645	873
Oil sales (in thousands of barrels)	14	10	21	20
Average oil price per barrel	$59	$102	$55	$101
Gas sales (in thousands of mcfs)	66	75	102	153
Average gas price per mcf	$2.59	$5.20	$2.52	$5.27

During the three and six months ended June 30, 2015, the number of wells producing and oil sales  increased due to the commencement of production from three wells in the Marmalard Project, partially offset by the Alpha Project, which reached the end of its productive life in fourth quarter 2014.  The decreases in production days and gas sales were primarily attributable to the Alpha Project coupled with natural declines in well production, partially offset by production from the Marmalard Project.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2015 was $1.0 million, a decrease of $0.4 million from the three months ended June 30, 2014.  The decrease was attributable to decreased oil and gas prices totaling $0.7 million, partially offset by increased sales volume totaling $0.3 million. Oil and gas revenue for the six months ended June 30, 2015 was $1.4 million, a decrease of $1.4 million from the six months ended June 30, 2014.  The decrease was attributable to decreased oil and gas prices totaling $1.2 million coupled with decreased sales volume totaling $0.2 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2015 was $0.4 million, an increase of $0.2 million from the three months ended June 30, 2014.  The increase was attributable to adjustments to asset retirement obligations of $0.2 million, related to the Alpha Project, coupled with increases in production volumes totaling $26 thousand, partially offset by decreases in average depletion rates totaling $0.1 million. Depletion and amortization for the six months ended June 30, 2015 was $0.5 million, a decrease of $21 thousand from the six months ended June 30, 2014.  The decrease was attributable to decreases in average depletion rates totaling $0.1 million and production volumes totaling $0.1 million, partially offset by adjustments to asset retirement obligations of $0.2 million, related to the Alpha Project.   The decrease in average depletion rates was primarily attributable to the Alpha Project, which reached the end of its productive life in fourth quarter 2014.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2015 and 2014 were $0.4 million.  Management fees for the six months ended June 30, 2015 and 2014 were $0.7 million and $0.8 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Lease operating expense	$333	$172	$489	$411
Accretion expense	94	-	94	-
Insurance expense	27	19	39	39
Workover expense and other	6	13	39	19
	$460	$204	$661	$469

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $14.37 per barrel of oil equivalent (“BOE”) and $13.56 per BOE during the three and six months ended June 30, 2015, respectively, compared to $7.71 per BOE and $9.08 per BOE during the three and six months ended June 30, 2014, respectively.  The increases are attributable to the impact of costs associated with the commencement of production for the Marmalard Project coupled with ongoing costs for wells that are no longer producing, including the Alpha Project.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling. Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to conform to current year presentation.  Workover expense represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2015 were $35 thousand, related to revenue received of $1.2 million, partially offset by management fees of $0.7 million and operating expenses paid of $0.4 million.

Cash flows provided by operating activities for the six months ended June 30, 2014 were $1.6 million, primarily related to revenue received of $2.8 million, partially offset by management fees of $0.8 million, operating expenses paid of $0.4 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2015 were $5.8 million related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the six months ended June 30, 2014 were $5.3 million, related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows provided by financing activities for the six months ended June 30, 2015 were $6.5 million, related to proceeds from long-term borrowings of $6.7 million, partially offset by manager and shareholder distributions totaling $0.2 million.

Cash flows provided by financing activities for the six months ended June 30, 2014 were $1.2 million, related to proceeds from long-term borrowings of $2.0 million, partially offset by manager and shareholder distributions totaling $0.8 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2015, the Fund had three properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred. The Fund currently expects to spend an additional $26.1 million related to the development of these projects, which the Fund anticipates will include the development of twelve wells, four in the Beta Project and eight in the Diller and Marmalard projects, with related platform and pipeline infrastructure. During the second quarter 2015, three wells in the Marmalard Project commenced production. See “Liquidity Needs” below for additional information.

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

As of June 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $28.5 million (which include asset retirement obligations for the Fund’s projects of $6.0 million and projected interest costs of $1.6 million for the Beta Project), of which $12.7 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $24.5 million at June 30, 2015. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

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

Credit Agreement
The Fund has entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $24.1 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of June 30, 2015 and December 31, 2014, the Fund had borrowed $13.3 million and $6.6 million, respectively, under the Credit Agreement.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The adoption of this new guidance will not have a significant impact on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	July 28, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)