Form 10-Q
period 2016-06-30
Ridgewood Energy O Fund LLC
filed 2016-08-09
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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
 Yes ☐     No ☒

As of August 9, 2016 the Fund had 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,485	$5,669
Production receivable	336	357
Total current assets	3,821	6,026
Salvage fund	2,245	2,009
Investment in Delta House	572	572
Oil and gas properties:
Proved properties	61,775	58,004
Less: accumulated depletion and amortization	(19,579)	(18,310)
Total oil and gas properties, net	42,196	39,694
Total assets	$48,834	$48,301

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,539	$821
Accrued expenses	2,289	1,233
Current portion of long-term borrowings	2,866	-
Total current liabilities	6,694	2,054
Long-term borrowings	19,398	22,085
Asset retirement obligations	3,420	3,420
Other liabilities	-	115
Total liabilities	29,512	27,674
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,536)	(5,536)
Retained earnings	3,868	3,884
Manager's total	(1,668)	(1,652)
Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(33,548)	(33,548)
Accumulated deficit	(59,710)	(58,421)
Shareholders' total	20,990	22,279
Total members' capital	19,322	20,627
Total liabilities and members' capital	$48,834	$48,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Oil and gas revenue	$1,369	$967	$2,377	$1,401
Expenses
Depletion and amortization	588	434	1,256	517
Impairment of oil and gas properties	-	-	13	-
Management fees to affiliate (Note 2)	349	350	699	700
Operating expenses	827	460	1,768	661
General and administrative expenses	39	41	72	78
Total expenses	1,803	1,285	3,808	1,956
Loss from operations	(434)	(318)	(1,431)	(555)
Other income
Dividend income	66	-	123	-
Interest income	2	2	3	4
Total other income	68	2	126	4
Net loss	$(366)	$(316)	$(1,305)	$(551)

Manager Interest
Net income (loss)	$32	$28	$(16)	$4

Shareholder Interest
Net loss	$(398)	$(344)	$(1,289)	$(555)
Net loss per share	$(456)	$(395)	$(1,480)	$(636)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(1,305)	$(551)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	1,256	517
Impairment of oil and gas properties	13	-
Accretion expense	-	94
Changes in assets and liabilities:
Increase in production receivable	(28)	(205)
Decrease in other current assets	-	26
Increase in due to operators	150	145
Increase in accrued expenses	38	9
Net cash provided by operating activities	124	35

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(186)
Capital expenditures for oil and gas properties
and investment in Delta House	(2,072)	(5,590)
Investments in salvage fund	(236)	(3)
Net cash used in investing activities	(2,308)	(5,779)

Cash flows from financing activities
Long-term borrowings	-	6,700
Distributions	-	(177)
Net cash provided by financing activities	-	6,523

Net (decrease) increase in cash and cash equivalents	(2,184)	779
Cash and cash equivalents, beginning of period	5,669	3,730
Cash and cash equivalents, end of period	$3,485	$4,509

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$390

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, net property balances, determination of proved reserves, impairment of long-lived assets and asset retirement obligations. Actual results may differ from those estimates.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of June 30, 2016, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  As of June 30, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt. During the first quarter of 2016, the Fund adopted the accounting guidance issued in April 2015 related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, rather than as an asset. As a result, the unamortized debt discounts and deferred financing costs of $0.5 million as of June 30, 2016 and $0.7 million as of December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets. Amortization expense was $0.1 million during each of the three months ended June 30, 2016 and 2015.  Amortization expense was $0.2 million during each of the six months ended June 30, 2016 and 2015.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company.  The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Fund.  Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have significant adverse effect on the fair value of the investment.  As of June 30, 2016, there are no such events or changes in circumstances that indicate that the Fund’s investment in Delta House is impaired.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  The costs of exploratory wells are capitalized pending determination of whether proved reserves have been found.  If proved commercial reserves are not found, exploratory well costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Interest costs related to the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity, transportation expense and workover efforts are expensed as incurred.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

As of June 30, 2016 and December 31, 2015, amounts recorded in due to operators totaling $1.0 million and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination of a property to be either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

Syndication Costs
Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured.  The Fund uses the sales method of accounting for gas production imbalances.  The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production.  The Fund’s recorded liability, if any, would be reflected in other liabilities.  No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

Significant declines in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties. During the six months ended June 30, 2016, the Fund recorded impairments of oil and gas properties of $13 thousand, which represented the carrying value of Eugene Island 346/347.  The impairment was primarily attributable to declines in future oil and gas prices.  There were no impairments of oil and gas properties during the three months ended June 30, 2016 and during the three and six months ended June 30, 2015.  If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that additional impairments of oil and gas properties will occur.

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

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income unless an election is made to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. This pronouncement is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption not permitted. The Fund is currently evaluating the impact of this guidance on its financial statements.

In April 2015, the FASB issued accounting guidance related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Fund adopted the accounting guidance in first quarter 2016, resulting in a one-time reclassification of $0.7 million of unamortized debt discounts and deferred financing costs from "Other assets" to "Long-term borrowings" on the balance sheet as of December 31, 2015. Long-term borrowings are presented net of $0.5 million of unamortized debt discounts and deferred financing costs as of June 30, 2016. The adoption of these pronouncements did not impact the Fund’s results of operations or cash flows.

In 2014, the FASB issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance. The Fund is currently evaluating the impact of this guidance on its financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees during the three and six months ended June 30, 2016 were $0.3 million and $0.7 million, respectively. Management fees during the three and six months ended June 30, 2015 were $0.4 million and $0.7 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the three and six months ended June 30, 2016 and during the three months ended June 30, 2015. Distributions paid to the Manager during the six months ended June 30, 2015 were $27 thousand.

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

The Fund anticipates it will borrow approximately $24.1 million over the development period of the Beta Project. The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which commenced production in third quarter 2016.  At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As of June 30, 2016 and December 31, 2015, the Fund had borrowings of $22.8 million under the Credit Agreement. During the first quarter of 2016, the Fund adopted the accounting guidance issued in April 2015 related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, rather than as an asset. As a result, the unamortized debt discounts and deferred financing costs of $0.5 million as of June 30, 2016 and $0.7 million as of December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets.  As of June 30, 2016 and December 31, 2015, interest costs of $2.2 million and $1.3 million, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”.  Such amounts are accrued on the balance sheet within “Accrued expenses” as of June 30, 2016 and “Accrued expenses” and “Other liabilities” as of December 31, 2015.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance as of June 30, 2016 and December 31, 2015.

4.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2016, the Fund had one property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend an additional $11.3 million (which includes asset retirement obligations) related to the development of the Beta Project, which the Fund anticipates will include the development of four wells with related platform and pipeline infrastructure.  During third quarter 2016, one well in the Beta Project commenced production.

As of June 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $18.5 million (which include asset retirement obligations for the Fund’s projects of $5.9 million and projected interest costs of $0.2 million for the Beta Project), of which $7.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $19.1 million as of June 30, 2016.  The Fund has entered into the Credit Agreement to provide capital for funding of the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital commitments, the Manager will take action, which may include adjusting its management fee temporarily or acquiring short-term debt to accommodate the Fund’s short-term capital commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of June 30, 2016 and December 31, 2015, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 21, 2004 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects. Distributions to shareholders are made in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”). The Fund does not expect in the future to investigate or invest in any additional projects other than those in which it currently has a working interest. The Fund’s remaining capital has been fully allocated to complete such projects.

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

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2016	Budget	Status
		(in thousands)
Producing Properties
Beta Project	5.0%	$34,492	$45,829
The Beta Project is expected to include the development of four wells.  Well #1 commenced production during third quarter 2016.  Well #2, which is currently drilling, is expected to commence production in fourth quarter 2016.  Wells #3 and #4 are expected to commence production in 2017. The Fund expects to spend $9.0 million for additional development costs and $2.3 million for asset retirement obligations.

Cobalt Project	4.0%	$1,894	$1,997
The Cobalt Project, a single-well project, commenced production in 2009.  Recompletions are planned for 2016, 2017 and 2019 at an estimated total cost of $48 thousand.  The Fund expects to spend $55 thousand for asset retirement obligations.

Diller Project	0.88%	$2,781	$3,930
The Diller Project is expected to include the development of two wells.  Well #1 commenced production during third quarter 2015.  Well #2 is expected to commence production in 2018. The well is currently shut-in due to a mechanical issue and is expected to remain shut-in until remediation plans can be finalized and implemented, which will likely take one to three months. The Fund expects to spend $0.7 million for additional development costs and $0.4 million for asset retirement obligations.

Eugene Island 346/347	5.0%	$4,197	$4,526
Eugene Island 346/347 consists of two wells, which commenced production in 2008.   Both wells were shut-in periodically throughout 2015 and continue to be shut-in periodically. The wells' current zones are nearing the end of their productive lives, however it is possible that a recompletion will be done in late-2016 at an estimated cost of $25 thousand to recover potential commercial reserves in a new zone.  The Fund expects to spend $0.3 million for asset retirement obligations.

Liberty Project	5.0%	$5,578	$6,830
The Liberty Project, a single-well project, commenced production in 2010.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016.  A recompletion is planned for 2017 at an estimated cost of $0.2 million.  The Fund expects to spend $1.1 million for asset retirement obligations.

Marmalard Project	0.88%	$5,624	$9,235
The Marmalard Project is expected to include the development of six wells.  Wells #1, #2 and #3 commenced production during second quarter 2015.  Well #4 commenced production during fourth quarter 2015.  Additional wells are expected to commence production in 2017 and 2020.  The Fund expects to spend $2.5 million for additional development costs and $1.1 million for asset retirement obligations.

South Pelto 9	16.67%	$5,026	$5,233
South Pelto 9, a single-well project, commenced production in 2007.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in late-April 2016.  The Fund expects to spend $0.2 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2016 and 2015 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$1,369	$967	$2,377	$1,401
Expenses
Depletion and amortization	588	434	1,256	517
Impairment of oil and gas properties	-	-	13	-
Management fees to affiliate	349	350	699	700
Operating expenses	827	460	1,768	661
General and administrative expenses	39	41	72	78
Total expenses	1,803	1,285	3,808	1,956
Loss from operations	(434)	(318)	(1,431)	(555)
Other income
Dividend income	66	-	123	-
Interest income	2	2	3	4
Total other income	68	2	126	4
Net loss	$(366)	$(316)	$(1,305)	$(551)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2016 and 2015.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Number of wells producing	10	8	10	8
Total number of production days	638	377	1,281	645
Oil sales (in thousands of barrels)	26	14	54	21
Average oil price per barrel	$43	$59	$37	$55
Gas sales (in thousands of mcfs)	94	66	170	102
Average gas price per mcf	$2.21	$2.59	$2.09	$2.52

The increases noted in the above table were primarily related to the commencement of production of the Marmalard and Diller projects, partially offset by the Liberty Project, which has been shut-in for the majority of 2016. See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended June 30, 2016 was $1.4 million, an increase of $0.4 million from the three months ended June 30, 2015.  The increase was attributable to increased sales volume totaling $0.8 million, partially offset by decreased oil and gas prices totaling $0.5 million.

Oil and gas revenue during the six months ended June 30, 2016 was $2.4 million, an increase of $1.0 million from the six months ended June 30, 2015. The increase was attributable to increased sales volume totaling $1.9 million, partially offset by decreased oil and gas prices totaling $1.0 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended June 30, 2016 was $0.6 million, an increase of $0.2 million from the three months ended June 30, 2015.  The increase was attributable to an increase in the average depletion rate totaling $0.2 million and an increase in production volumes totaling $0.2 million, partially offset by adjustments to asset retirement obligations related to fully depleted properties totaling $0.2 million, which were recorded in second quarter 2015.

Depletion and amortization during the six months ended June 30, 2016 was $1.3 million, an increase of $0.7 million from the six months ended June 30, 2015. The increase was attributable to an increase in the average depletion rate totaling $0.6 million and an increase in production volumes totaling $0.4 million, partially offset by adjustments to asset retirement obligations related to fully depleted properties totaling $0.2 million, which were recorded in second quarter 2015.

The increases in the average depletion rates were primarily attributable to the onset of production of the Diller and Marmalard projects, which have higher cost of reserves.  See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Impairment of Oil and Gas Properties.  During the six months ended June 30, 2016, the Fund recorded impairments of oil and gas properties of $13 thousand, related to Eugene Island 346/347, which was primarily attributable to declines in future oil and gas prices.  The Fund did not record any impairments of oil and gas properties during the three months ended June 30, 2016 and during the three and six months ended June 30, 2015.

Management Fees to Affiliate.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Lease operating expense	$657	$333	$1,504	$489
Transportation expense	79	-	169	-
Insurance expense	39	27	54	39
Accretion expense	-	94	-	94
Workover expense and other	52	6	41	39
	$827	$460	$1,768	$661

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

The average production cost, which includes lease operating expense, transportation expense and insurance expense, was $18.48 per barrel of oil equivalent (“BOE”) and $21.04 per BOE during the three and six months ended June 30, 2016, respectively, compared to $14.37 per BOE and $13.56 per BOE during the three and six months ended June 30, 2015, respectively.  The increase was primarily attributable to the impact of costs associated with the commencement of production for the Diller Project in third quarter 2015, as well as ongoing costs for wells that are experiencing natural declines in production.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the six months ended June 30, 2016 were $0.1 million, related to revenue received of $2.3 million and dividend income received of $0.1 million, partially offset by operating expenses of $1.6 million, management fees of $0.7 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2015 were $35 thousand, related to revenue received of $1.2 million, partially offset by management fees of $0.7 million and operating expenses of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities during the six months ended June 30, 2016 were $2.3 million, related to capital expenditures for oil and gas properties and investment in Delta House of $2.1 million and investments in salvage fund of $0.2 million.

Cash flows used in investing activities during the six months ended June 30, 2015 were $5.8 million, primarily related to capital expenditures for oil and gas properties and investment in Delta House, inclusive of advances.

Financing Cash Flows
There were no cash flows from financing activities during the six months ended June 30, 2016.

Cash flows provided by financing activities during the six months ended June 30, 2015 were $6.5 million, related to proceeds from long-term borrowings of $6.7 million, partially offset by manager and shareholder distributions totaling $0.2 million.

Estimated Capital Expenditures

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2016, the Fund had one property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend an additional $11.3 million (which includes asset retirement obligations) related to the development of the Beta Project, which the Fund anticipates will include the development of four wells with related platform and pipeline infrastructure. During third quarter 2016, one well in the Beta Project commenced production. See “Business Update” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the Fund’s current projects. See “Liquidity Needs” below for additional information.

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

As of June 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $18.5 million (which include asset retirement obligations for the Fund’s projects of $5.9 million and projected interest costs of $0.2 million for the Beta Project), of which $7.2 million is expected to be spent during the next twelve months.  These expected capital commitments exceed available working capital and salvage fund by $19.1 million as of June 30, 2016. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital commitments, the Manager will take action, which may include adjusting its management fee temporarily or acquiring short-term debt to accommodate the Fund’s short-term capital commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto), that provides for an aggregate loan commitment to the Fund of approximately $24.1 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of June 30, 2016 and December 31, 2015, the Fund had borrowed $22.8 million under the Credit Agreement. During the first quarter of 2016, the Fund adopted the accounting guidance issued in April 2015 related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, rather than as an asset. As a result, the unamortized debt discounts and deferred financing costs of $0.5 million as of June 30, 2016 and $0.7 million as of December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets.   Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which commenced in the third quarter 2016, over a period not to extend beyond December 31, 2020.  The Fund expects operating income from the Beta Project will be sufficient to cover the principal and interest payments required under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the Loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of June 30, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2016 and December 31, 2015, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	August 9, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 9, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)