Form 10-Q
period 2017-09-30
Ridgewood Energy O Fund LLC
filed 2017-11-07
CIK 1315061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 7, 2017 there were 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,096	$2,366
Salvage fund	528	-
Production receivable	1,100	1,198
Other current assets	189	234
Total current assets	4,913	3,798
Salvage fund	1,807	2,405
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	69,052	64,348
Less: accumulated depletion and amortization	(30,189)	(22,242)
Total oil and gas properties, net	38,863	42,106
Total assets	$45,702	$48,428

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,828	$1,650
Accrued expenses	1,946	2,985
Current portion of long-term borrowings	10,428	6,424
Asset retirement obligations	528	-
Total current liabilities	14,730	11,059
Long-term borrowings	13,613	17,349
Asset retirement obligations	2,377	2,821
Other liabilities	100	100
Total liabilities	30,820	31,329
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,536)	(5,536)
Retained earnings	5,178	4,116
Manager's total	(358)	(1,420)
Shareholders:
Capital contributions (935 shares authorized;
870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(33,548)	(33,548)
Accumulated deficit	(65,460)	(62,181)
Shareholders' total	15,240	18,519
Total members' capital	14,882	17,099
Total liabilities and members' capital	$45,702	$48,428

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Oil and gas revenue	$3,699	$1,777	$11,350	$4,154
Expenses
Depletion and amortization	1,451	838	7,947	2,094
Impairment of oil and gas properties	-	-	-	13
Management fees to affiliate (Note 2)	316	233	947	932
Operating expenses	829	903	2,603	2,671
General and administrative expenses	43	40	183	112
Total expenses	2,639	2,014	11,680	5,822
Income (loss) from operations	1,060	(237)	(330)	(1,668)
Other income (loss)
Loss on investment in Delta House	-	(110)	-	(110)
Dividend income	7	58	19	181
Interest expense, net	(641)	(583)	(1,906)	(580)
Total other loss	(634)	(635)	(1,887)	(509)
Net income (loss)	$426	$(872)	$(2,217)	$(2,177)

Manager Interest
Net income	$362	$85	$1,062	$69

Shareholder Interest
Net income (loss)	$64	$(957)	$(3,279)	$(2,246)
Net income (loss) per share	$74	$(1,100)	$(3,766)	$(2,580)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(2,217)	$(2,177)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	7,947	2,094
Impairment of oil and gas properties	-	13
Accretion expense	78	-
Loss on investment in Delta House	-	110
Amortization of debt discounts and deferred financing costs	268	90
Changes in assets and liabilities:
Decrease (increase) in production receivable	98	(390)
Decrease (increase) in other current assets	45	(179)
Increase in due to operators	48	52
Increase in accrued expenses	872	535
Net cash provided by operating activities	7,139	148

Cash flows from investing activities
Capital expenditures for oil and gas properties	(6,479)	(3,781)
Decrease (increase) in salvage fund	70	(342)
Net cash used in investing activities	(6,409)	(4,123)

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	730	(3,975)
Cash and cash equivalents, beginning of period	2,366	5,669
Cash and cash equivalents, end of period	$3,096	$1,694

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$771	$-

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$1,168	$634

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2017.

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company. The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Losses on cost method investments including impairments that are deemed to be other than temporary are classified as non-operating losses in the Fund’s statements of operations. During the three and nine months ended September 30, 2017, there were no such events or changes in circumstances that indicate that the Fund’s investment in Delta House is impaired.

As of September 30, 2016, the Fund invested a total of $0.6 million in Delta House and had received and recorded dividends totaling $0.3 million. During third quarter 2016, the Fund received an offer from a third party for the purchase of approximately 74% of its investment for $0.3 million in cash. The transaction closed pursuant to a unit purchase agreement with D-Day Offshore Holdings, LLC dated October 31, 2016. Certain other funds managed by the Manager were also parties to this unit purchase agreement. The Fund adjusted the carrying value of its investment in Delta House in third quarter 2016 to fair value, which was determined based on the third party sale and recorded a loss on investment during the three and nine months ended September 30, 2016 of $0.1 million. The loss was included on the Fund’s statement of operations within “Loss on investment in Delta House”. There was no such amount recorded during the three and nine months ended September 30, 2017.  Inputs used to estimate fair value of the investment in Delta House are categorized as Level 3 in the fair value hierarchy.

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

Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. There were no impairments of oil and gas properties during the three and nine months ended September 30, 2017 and during the three months ended September 30, 2016.  During the nine months ended September 30, 2016, the Fund recorded impairments of oil and gas properties of $13 thousand, which represented the carrying value of Eugene Island 346/347.  The impairment was primarily attributable to declines in future oil and natural gas prices.  If oil and natural gas prices decline, even if only for a short period of time, it is possible that additional impairments of oil and gas properties will occur.

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income unless an election is made to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. This pronouncement is effective for the Fund in the first quarter of 2018. Early adoption is not permitted. The Fund does not expect the accounting guidance will have a material impact on its financial statements upon adoption.

In May 2014, the FASB issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance.  The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method. The Fund has substantially completed the evaluation of the accounting guidance and currently expects the adoption of the accounting guidance will not have a material impact on the Fund’s financial statements. Under the new accounting guidance, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with its current revenue recognition model.  The Fund will adopt the new accounting guidance using the modified retrospective method at the date of adoption, which is January 1, 2018.  Although the Fund has not identified changes to its revenue recognition that would result in a material cumulative effect adjustment to retained earnings on January 1, 2018, the Fund expects the adoption of the accounting guidance will result in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the new revenue recognition accounting guidance.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.  Management fees during the three and nine months ended September 30, 2017 were $0.3 million and $0.9 million, respectively. Management fees during the three and nine months ended September 30, 2016 were $0.2 million and $0.9 million, respectively.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the three and nine months ended September 30, 2017 and 2016.

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

3.	Credit Agreement – Beta Project Financing

As of September 30, 2017 and December 31, 2016, the Fund had borrowings of $24.1 million under the credit agreement. The loan bears interest at 8% compounded annually.  Principal and interest are repaid at the lesser of the Monthly Fixed Amount or the Debt Service Cap amount, as defined in the credit agreement, until the loan is repaid in full, in no event later than December 31, 2020.  The loan may be prepaid by the Fund without premium or penalty. As of December 31, 2016, in accordance with the terms of the credit agreement, there are no additional borrowings available to the Fund. On September 15, 2017, the Fund and other participating funds managed by the Manager, entered into the second amendment to the credit agreement (“Second Amendment”). The Second Amendment principally amended the definition of net revenues, which is the basis for the calculation of the Debt Service Cap amount.

Unamortized debt discounts and deferred financing costs of $0.1 million as of September 30, 2017 and $0.4 million as of December 31, 2016 are presented as a reduction of “Long-term borrowings” on the balance sheets.  Amortization expense during the three and nine months ended September 30, 2017 of $0.1 million and $0.3 million, respectively, and amortization expense during the three months ended September 30, 2016 of $0.1 million were expensed and included on the statements of operations within “Interest expense, net”. Amortization expense during the nine months ended September 30, 2016 of $0.2 million was capitalized and included on the balance sheet within “Oil and gas properties”.

As of September 30, 2017 and December 31, 2016, accrued interest costs of $1.9 million and $2.9 million, respectively, were included on the balance sheets within “Accrued expenses”. Interest costs incurred during the three and nine months ended September 30, 2017 of $0.6 million and $1.6 million, respectively, and interest costs incurred during the three months ended September 30, 2016 of $0.5 million were expensed and included on the statements of operations within “Interest expense, net”. Interest costs incurred during the nine months ended September 30, 2016 of $1.0 million were capitalized and included on the balance sheet within “Oil and gas properties”. During the nine months ended September 30, 2017, the Fund made payments on the loan of $1.9 million, which related to capitalized interest costs.

As additional consideration to the lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the lenders. Such ORRI will not accrue or become payable to the lenders until after the loan is repaid in full. The credit agreement contains customary covenants, with which the Fund was in compliance as of September 30, 2017 and December 31, 2016.

4.	Commitments and Contingencies

Capital Commitments
As of September 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $12.5 million (which include asset retirement obligations for the Fund’s projects of $5.9 million), of which $3.4 million is expected to be spent during the next twelve months primarily related to the additional development costs for the Beta Project.  Additionally, current liabilities exceed current assets as of September 30, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2017 and December 31, 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a sustained lower commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production during the second half of 2016. The Fund has suspended distributions and continues to conserve cash to provide for the continued development of the Beta Project.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2017 and 2016 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2017	Budget	Status
		(in thousands)
Producing Properties
Beta Project	5.0%	$42,605	$48,555
The Beta Project is expected to include the development of five wells.  Wells #1 and #2 commenced production during third quarter 2016 and fourth quarter 2016, respectively.  Wells #3 and #4 commenced production during second  quarter 2017 and  third quarter 2017, respectively. Well #5 began drilling in third quarter 2017 and is expected to commence production in first quarter 2018. The Fund expects to spend $3.6 million for additional development costs and $2.3 million for asset retirement obligations.

Cobalt Project	4.0%	$1,894	$1,985
The Cobalt Project, a single-well project, commenced production in 2009.  Recompletions are planned for 2018 at estimated total costs of $36 thousand.  The Fund expects to spend $0.1 million for asset retirement obligations.

Diller Project	0.88%	$2,770	$3,865
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
The Liberty Project, a single-well project, commenced production in 2010.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016.  The well was shut-in again in late-June 2017 due to gas dehydration unit work, resuming production in late-September 2017. The operator is currently flowing the well's current zone together with the behind-pipe zone at no cost to the Fund.  The Fund expects to spend $1.1 million for asset retirement obligations.

Marmalard Project	0.88%	$5,552	$8,753
The Marmalard Project is expected to include the development of six wells.  Four wells commenced production in 2015.  Additional wells are expected to commence production in 2019 and 2020.  The Fund expects to spend $2.1 million for additional development costs and $1.1 million for asset retirement obligations.

South Pelto 9	16.67%	$5,026	$5,233
South Pelto 9, a single-well project, commenced production in 2007.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities,  the well resumed production in late-April 2016. The well, which was shut-in again during the majority of second and third quarter of 2017 due to third-party facilities' repair and maintenance, is producing at nominal rates. The Fund expects to spend $0.2 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue
Oil and gas revenue	$3,699	$1,777	$11,350	$4,154
Expenses
Depletion and amortization	1,451	838	7,947	2,094
Impairment of oil and gas properties	-	-	-	13
Management fees to affiliate	316	233	947	932
Operating expenses	829	903	2,603	2,671
General and administrative expenses	43	40	183	112
Total expenses	2,639	2,014	11,680	5,822
Income (loss) from operations	1,060	(237)	(330)	(1,668)
Other income (loss)
Loss on investment in Delta House	-	(110)	-	(110)
Dividend income	7	58	19	181
Interest expense, net	(641)	(583)	(1,906)	(580)
Total other loss	(634)	(635)	(1,887)	(509)
Net income (loss)	$426	$(872)	$(2,217)	$(2,177)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2017 and 2016.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Number of wells producing	13	11	14	11
Total number of production days	923	752	2,688	2,048
Oil sales (in thousands of barrels)	72	36	220	90
Average oil price per barrel	$45	$42	$46	$39
Gas sales (in thousands of mcfs)	125	97	398	267
Average gas price per mcf	$3.50	$2.64	$3.29	$2.27

The increases in the above table were primarily related to the commencement of production of four wells in the Beta Project, two wells during the second half of 2016 and two wells during 2017, coupled with the Diller Project, which was shut-in in late 2016.   In addition, the increases in gas sales were also attributable to the Marmalard Project, which did not produce NGLs during third quarter 2016 due to third-party facilities’ repair and maintenance activities. These increases were partially offset by the Liberty Project, which was shut-in during the majority of third quarter 2017, and South Pelto 9, which was shut-in during the majority of second and third quarter of 2017.  See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended September 30, 2017 was $3.7 million, an increase of $1.9 million from the three months ended September 30, 2016. The increase was attributable to increased sales volume totaling $1.6 million coupled with increased oil and gas prices totaling $0.3 million.

Oil and gas revenue during the nine months ended September 30, 2017 was $11.4 million, an increase of $7.2 million from the nine months ended September 30, 2016. The increase was attributable to increased sales volume totaling $5.4 million coupled with increased oil and gas prices totaling $1.8 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2017 was $1.5 million, an increase of $0.6 million from the three months ended September 30, 2016.  The increase was primarily attributable to an increase in production volumes.

Depletion and amortization during the nine months ended September 30, 2017 was $7.9 million, an increase of $5.9 million from the nine months ended September 30, 2016.  The increase was attributable to an increase in the average depletion rate totaling $3.5 million coupled with an increase in production volumes totaling $2.4 million. The increase in the average depletion rate was primarily attributable to the onset of production of the Beta Project, partially offset by the lower cost of reserves from the Diller and Marmalard projects.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Impairment of Oil and Gas Properties.  The Fund did not record any impairments of oil and gas properties during the three and nine months ended September 30, 2017 and during the three months ended September 30, 2016.  During the nine months ended September 30, 2016, the Fund recorded impairments of oil and gas properties of $13 thousand, related to Eugene Island 346/347, which was primarily attributable to declines in future oil and gas prices.

Management Fees to Affiliate.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. Such fee may be temporarily waived by the Manager to accommodate the Fund’s short-term capital commitments.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Lease operating expense	$553	$648	$1,709	$2,152
Transportation and processing expense	128	83	379	252
Insurance expense	116	141	288	195
Workover expense	(5)	14	117	41
Accretion expense	26	-	78	-
Other	11	17	32	31
	$829	$903	$2,603	$2,671

Lease operating expense and transportation and processing expense relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Workover expense, which represents costs to restore or stimulate production of existing reserves, primarily relates to the Beta, Diller and Marmalard projects. Accretion expense relates to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $8.62 per barrel of oil equivalent (“BOE”) and $8.31 per BOE during the three and nine months ended September 30, 2017, respectively, compared to $16.86 per BOE and $19.36 per BOE during the three and nine months ended September 30, 2016, respectively.  The decreases were primarily attributable to the Beta, Diller and Marmalard projects, which had lower cost per BOE in 2017.  These decreases were partially offset by ongoing costs for South Pelto 9, which produced at nominal rates during the second and third quarters of 2017.

The Beta Project, which commenced production in third quarter 2016, has lower cost per BOE as compared to other projects due to the processing of production through its standalone facility. The production costs per BOE may decline over time as throughput increases from the project or other projects expected to tie-in to the facility.  The Diller and Marmalard projects had lower cost per BOE as a result of a reduction in production handling fees from $15.50 per BOE to $4.50 per BOE effective December 2016. The production handling fees for the Diller and Marmalard projects decline over time as certain production hurdles are met in accordance with their production handling agreement relating to the Delta House production facility.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Loss on Investment in Delta House. During the three and nine months ended September 30, 2016, the Fund recognized a loss on investment of $0.1 million related to its investment in Delta House.  See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Investment in Delta House. There were no such amounts recorded during the three and nine months ended September 30, 2017.

Dividend Income.  Dividend income is related to the Fund’s investment in Delta House.

Interest Expense, Net.  Interest expense, net is comprised of interest expense and amortization of debt discounts and deferred financing costs related to the Fund’s long-term borrowings (see “Liquidity Needs” below for additional information), and interest income earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the nine months ended September 30, 2017 were $7.1 million, related to revenue received of $11.4 million, partially offset by operating expenses of $3.2 million, management fees of $0.9 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities during the nine months ended September 30, 2016 were $0.1 million, related to revenue received of $3.8 million and dividend income received of $0.2 million, partially offset by operating expenses of $2.8 million, management fees of $0.9 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the nine months ended September 30, 2017 were $6.4 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the nine months ended September 30, 2016 were $4.1 million, related to capital expenditures for oil and gas properties of $3.8 million and investments in salvage fund of $0.3 million.

Financing Cash Flows
There were no cash flows from financing activities during the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $12.5 million (which include asset retirement obligations for the Fund’s projects of $5.9 million), of which $3.4 million is expected to be spent during the next twelve months primarily related to the additional development costs for the Beta Project. Additionally, current liabilities exceed current assets as of September 30, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016 and September 15, 2017, the “Credit Agreement”) to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2017 and December 31, 2016, the Fund had borrowed $24.1 million under the Credit Agreement. As of December 31, 2016, in accordance with the terms of the Credit Agreement, there are no additional borrowings available to the Fund.

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of September 30, 2017 and December 31, 2016.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2017 and December 31, 2016, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

10.3
Second Amendment to Credit Agreement and Reaffirmation of Waiver dated September 15, 2017 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto
Filed herewith

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	November 7, 2017	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2017	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)