Form 10-Q
period 2022-09-30
Ridgewood Energy O Fund LLC
filed 2022-11-07
CIK 1315061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,486	$2,409
Salvage fund	772	117
Production receivable	1,005	878
Due from affiliate (Note 2)	38	34
Other current assets	126	83
Total current assets	4,427	3,521
Salvage fund	2,684	3,217
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	41,139	40,461
Less: accumulated depletion and amortization	(31,755)	(28,777)
Total oil and gas properties, net	9,384	11,684
Total assets	$16,614	$18,541

Liabilities and Members' Capital
Current liabilities:
Due to operators	$147	$162
Accrued expenses	64	67
Asset retirement obligations	772	117
Total current liabilities	983	346
Asset retirement obligations	928	1,472
Total liabilities	1,911	1,818
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,945)	(7,644)
Retained earnings	11,712	10,266
Manager's total	2,767	2,622
Shareholders:
Capital contributions (935 shares authorized; 870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(52,859)	(45,489)
Accumulated deficit	(49,453)	(54,658)
Shareholders' total	11,936	14,101
Total members' capital	14,703	16,723
Total liabilities and members' capital	$16,614	$18,541

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Oil and gas revenue	$4,019	$1,939	$11,433	$6,807
Other revenue	129	116	425	493
Total revenue	4,148	2,055	11,858	7,300
Expenses
Depletion and amortization	1,019	881	3,147	3,340
Operating expenses	467	308	1,228	1,081
Management fees to affiliate (Note 2)	241	243	727	733
General and administrative expenses	45	53	130	133
Total expenses	1,772	1,485	5,232	5,287
Income from operations	2,376	570	6,626	2,013
Other income (loss)
Dividend income	7	8	20	27
Interest income (expense)	5	(19)	5	(93)
Total other income (loss)	12	(11)	25	(66)
Net income	$2,388	$559	$6,651	$1,947

Manager Interest
Net income	$502	$192	$1,446	$759

Shareholder Interest
Net income	$1,886	$367	$5,205	$1,188
Net income per share	$2,165	$422	$5,978	$1,365

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2022
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2021	870.6486	$2,622	$14,101	16,723
Distributions	-	(290)	(1,645)	(1,935)
Net income	-	380	1,308	1,688
Balances, March 31, 2022	870.6486	$2,712	$13,764	$16,476
Distributions	-	(400)	(2,265)	(2,665)
Net income	-	564	2,011	2,575
Balances, June 30, 2022	870.6486	$2,876	$13,510	$16,386
Distributions	-	(611)	(3,460)	(4,071)
Net income	-	502	1,886	2,388
Balances, September 30, 2022	870.6486	$2,767	$11,936	$14,703

	Nine months ended September 30, 2021
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	870.6486	$2,216	$15,877	$18,093
Distributions	-	(137)	(780)	(917)
Net income	-	272	456	728
Balances, March 31, 2021	870.6486	$2,351	$15,553	$17,904
Distributions	-	(197)	(1,117)	(1,314)
Net income	-	295	365	660
Balances, June 30, 2021	870.6486	$2,449	$14,801	$17,250
Distributions	-	(215)	(1,216)	(1,431)
Net income	-	192	367	559
Balances, September 30, 2021	870.6486	$2,426	$13,952	$16,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities
Net income	$6,651	$1,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	3,147	3,340
Accretion expense	44	47
Amortization of debt discounts	-	4
Changes in assets and liabilities:
(Increase) decrease in production receivable	(127)	428
(Increase) decrease in due from affiliate	(4)	147
Increase in other current assets	(43)	(25)
Decrease in due to operators	(4)	(174)
(Decrease) increase in accrued expenses	(3)	16
Settlement of asset retirement obligations	(102)	(718)
Net cash provided by operating activities	9,559	5,012

Cash flows from investing activities
Capital expenditures for oil and gas properties	(689)	(600)
Proceeds from salvage fund	102	718
Increase in salvage fund	(224)	(272)
Net cash used in investing activities	(811)	(154)

Cash flows from financing activities
Repayments of long-term borrowings	-	(1,530)
Distributions	(8,671)	(3,662)
Net cash used in financing activities	(8,671)	(5,192)

Net increase (decrease) in cash and cash equivalents	77	(334)
Cash and cash equivalents, beginning of period	2,409	2,764
Cash and cash equivalents, end of period	$2,486	$2,430

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$89

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$505

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2021 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2022.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and nine months ended September 30, 2022 and 2021, there were no impairments of the Fund’s investment in Delta House.

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

	Nine months ended September 30,
	2022	2021
	(in thousands)
Balance, beginning of period	$1,589	$2,559
Liabilities settled	(102)	(718)
Accretion expense	44	47
Revision of estimates	169	(194)
Balance, end of period	$1,700	$1,694

During the nine months ended September 30, 2022, the Fund recorded depletion expense totaling $0.2 million, which primarily related to an adjustment to the asset retirement obligation for a fully depleted property. During the nine months ended September 30, 2021, the Fund recorded credits to depletion expense totaling $0.2 million, which related to adjustments to the asset retirement obligations for fully depleted properties.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and nine months ended September 30, 2022 and 2021, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2022 and 2021. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the nine months ended September 30, 2022 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2022 and 2021 were $0.2 million and $0.7 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2022 were $0.6 million and $1.3 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2021 were $0.2 million and $0.5 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC and DH Sales and Transport, LLC, wholly-owned subsidiaries of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta, Diller and Marmalard projects.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. On May 12, 2022, a third-party working interest owner executed an assignment and bill of sale agreement to assign the rights to the services under the PHA to Ridgewood Institutional IV Prospective Leases, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund IV, L.P. (“Institutional Fund IV”). As a result of the assignment, Ridgewood Institutional IV Prospective Leases, LLC, as a working interest owner in the Claiborne Project, became party to the Claiborne Project’s PHA with entities that own the Beta Project production facility. Institutional Fund IV is an entity that is managed by the Fund’s Manager. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and nine months ended September 30, 2022, the Fund earned $0.1 million and $0.2 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and nine months ended September 30, 2021, the Fund earned $39 thousand and $0.2 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of September 30, 2022 and December 31, 2021, the Fund’s receivable of $38 thousand and $34 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of September 30, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $6.0 million (which include asset retirement obligations for the Fund’s projects of $2.9 million), of which $1.8 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from current market conditions

The oil and gas market, and the global economy in general, is subject to sources of uncertainty relating to: (i) further escalation in the Russia-Ukraine conflict, which could result in a major oil supply disruption; (ii) a prolonged high inflationary environment, which could result in a deep global recession; and the (iii) fluctuations in the value of the U.S. Dollar against other major world currencies, particularly the significant devaluation of the Euro, Pound, Yen and Yuan against the U.S. Dollar recently, has added to the volatility in the oil market as nearly all oil globally is transacted in U.S. Dollars. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2022 and December 31, 2021, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Notwithstanding the uncertain status of NTL 2016-N01, BOEM had continued under existing law to review supplemental financial assurance requirements relative to sole liability properties (i.e., properties in which only one company is liable for decommissioning).  However, on August 18, 2021, the BOEM issued a Note to Stakeholders in which the BOEM stated that it was expanding its financial assurance efforts beyond sole liability projects to include “supplemental financial assurance of certain high-risk, non-sole liability properties” (those properties with more than one company potentially liable for decommissioning costs). The BOEM identified (i) inactive properties, (ii) those with less than five years of production left, and (iii) those with damaged infrastructure, as being high-risk, non-sole liability properties and for which supplemental financial assurance may be required.   The BOEM may require the Fund to fully secure all of its potential abandonment liabilities, which potentially could increase costs to the Fund. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Interior or BOEM. As of September 30, 2022, the Fund has fully funded in a separate interest-bearing account, or salvage fund, its proportionate share of the estimated decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

Market Conditions

The oil and gas market, and the global economy in general, is subject to sources of uncertainty relating to: (i) further escalation in the Russia-Ukraine conflict, which could result in a major oil supply disruption; (ii) prolonged high inflationary environment, which could result in a deep global recession; and the (iii) fluctuations in the value of the U.S. Dollar against other major world currencies, particularly the significant devaluation of the Euro, Pound, Yen and Yuan against the U.S. Dollar recently, has added to the volatility in the oil market as nearly all oil globally is transacted in U.S. Dollars. While the current outlook for oil and gas commodity prices is favorable, different outcomes of these issues would have different impacts on global economic growth and the performance of financial markets during the rest of 2022 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity, development of oil and gas properties and expected operating results. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. Although volatile, the overall trend for the crude oil market has been favorable during the nine months ended September 30, 2022, which positively impacted cash flow generated by the Fund’s projects. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2022 and 2021 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war (such as the invasion of Ukraine by Russia), terrorism, political unrest, or health epidemics;

•	weather conditions;

•	economic conditions, including the impact of continued inflation and associated changes in monetary policy and demand for petroleum-based products;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2022	Budget	Status
		(in thousands)

Beta Project	2.93%	$29,591	$32,340	The Beta Project includes the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in 2019. Production from one of the Beta Project's wells, which was shut-in since late-March 2022 for recompletion work, resumed in early-June 2022. During the third quarter of 2021, the project experienced storm shut-ins as a result of Hurricane Ida, which passed directly through the corridor where the project is located. In addition, production from one of the Beta Project's wells, which was shut-in since May 2021 for recompletion work, resumed in late-September 2021. The Fund expects to spend $1.4 million for additional development costs and $1.3 million for asset retirement obligations.
Diller Project	0.88%	$3,753	$3,997	The Diller Project includes the development of two wells. Well #1 commenced production in 2015. Well #2 commenced production in 2019. During the third quarter of 2021, the project experienced storm shut-ins as a result of Hurricane Ida, which passed directly through the corridor where the project is located. The Fund expects to spend $18 thousand for additional development costs and $0.2 million for asset retirement obligations.
Marmalard Project	0.84%	$5,632	$7,653	The Marmalard Project is expected to include the development of five wells. Four wells commenced production in 2015. An additional well is expected to commence production in 2023. During the third quarter of 2021, the project experienced storm shut-ins as a result of Hurricane Ida, which passed directly through the corridor where the project is located. Production from one of the Marmalard Project's wells was shut-in due to a mechanical issue observed on restart after storm shut-in. The well resumed production in early-March 2022. The Fund expects to spend $1.6 million for additional development costs and $0.4 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2022 and 2021, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue
Oil and gas revenue	$4,019	$1,939	$11,433	$6,807
Other revenue	129	116	425	493
Total revenue	4,148	2,055	11,858	7,300
Expenses
Depletion and amortization	1,019	881	3,147	3,340
Operating expenses	467	308	1,228	1,081
Management fees to affiliate	241	243	727	733
General and administrative expenses	45	53	130	133
Total expenses	1,772	1,485	5,232	5,287
Income from operations	2,376	570	6,626	2,013
Other income (loss)
Dividend income	7	8	20	27
Interest income (expense)	5	(19)	5	(93)
Total other income (loss)	12	(11)	25	(66)
Net income	$2,388	$559	$6,651	$1,947

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2022 and 2021. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Number of wells producing	13	13	13	13
Total number of production days	1,057	789	3,213	3,041
Oil sales (in thousands of barrels)	38	26	105	98
Average oil price per barrel	$91	$68	$97	$63
Gas sales (in thousands of mcfs)	71	37	168	158
Average gas price per mcf	$8.10	$4.92	$7.44	$3.99

The production related increases noted in the table above were primarily attributable to the Beta Project, which experienced significant periods of shut-ins during 2021 compared to 2022 due to well recompletion during May 2021 to September 2021 and storm-related safety shut-in during third quarter 2021. In addition, the Beta Project experienced increases in production rates during 2022 compared to 2021 from two of the project’s wells, which were recompleted and have been producing from new reservoir sands. The production related increases during the nine months ended September 30, 2022 were partially offset by the Marmalard Project, which experienced lower productions rates due to natural declines in production. In addition, one well in the Marmalard Project was shut-in for the majority of first quarter 2022 due to a mechanical issue. The well returned to production in early-March 2022. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2022 was $4.0 million, an increase of $2.1 million from the three months ended September 30, 2021. The increase was attributable to increased sales volume totaling $1.0 million coupled with increased oil and gas prices totaling $1.0 million.

Oil and gas revenue during the nine months ended September 30, 2022 was $11.4 million, an increase of $4.6 million from the nine months ended September 30, 2021. The increase was attributable to increased oil and gas prices totaling $4.1 million coupled with increased sales volume totaling $0.5 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2022 was $1.0 million, an increase of $0.1 million from the three months ended September 30, 2021. The increase was primarily attributable to an increase in production volumes totaling $0.6 million and adjustments to the asset retirement obligations related to fully depleted properties totaling $0.1 million during the three months ended September 30, 2021, partially offset by a decrease in the average depletion rate totaling $0.5 million.

Depletion and amortization during the nine months ended September 30, 2022 was $3.1 million, a decrease of $0.2 million from the nine months ended September 30, 2021. The decrease was attributable to a decrease in the average depletion rate totaling $0.8 million, partially offset by an increase in production volumes totaling $0.2 million and adjustments to the asset retirement obligations related to fully depleted properties totaling $0.2 million during each of the nine months ended September 30, 2022 and 2021.

The decreases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Lease operating expense	$261	$142	$658	$492
Transportation and processing expense	130	97	366	352
Insurance expense	38	42	109	127
Accretion expense and other	14	(130)	60	(99)
Workover expense	24	157	35	209
	$467	$308	$1,228	$1,081

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.4 million ($8.60 per barrel of oil equivalent or “BOE”) and $1.1 million ($8.53 per BOE) during the three and nine months ended September 30, 2022, respectively, compared to $0.3 million ($8.81 per BOE) and $1.0 million ($7.80 per BOE) during the three and nine months ended September 30, 2021, respectively. Production costs and production costs per BOE were relatively consistent during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

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

Interest Income (Expense). During the three and nine months ended September 30, 2022, interest income (expense) was comprised of interest income earned on cash and cash equivalents and salvage fund. During the three and nine months ended September 30, 2021, interest income (expense) was comprised of interest expense and amortization of debt discounts related to the Fund’s long-term borrowings.  The Fund fully repaid its loan related to the Beta Project as of December 31, 2021.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2022 were $9.6 million, primarily related to revenue received of $11.7 million, partially offset by operating expenses of $1.2 million, management fees of $0.7 million, general and administrative expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

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

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2022 were $0.8 million, related to capital expenditures for oil and gas properties of $0.7 million and investments in salvage fund of $0.2 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities during the nine months ended September 30, 2021 were $0.2 million, related to capital expenditures for oil and gas properties of $0.6 million and investments in salvage fund of $0.3 million, partially offset by proceeds from the salvage fund of $0.7 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2022 were $8.7 million, related to manager and shareholder distributions.

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

As of September 30, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $6.0 million (which include asset retirement obligations for the Fund’s projects of $2.9 million), of which $1.8 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2022 and December 31, 2021, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2022.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC
Dated:	November 7, 2022	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2022	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

