Form 10-Q
period 2024-06-30
Ridgewood Energy O Fund LLC
filed 2024-08-05
CIK 1315061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 5, 2024, there were 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,451	$1,779
Salvage fund	267	323
Production receivable	628	640
Due from affiliate (Note 2)	27	12
Other current assets	1	66
Total current assets	3,374	2,820
Salvage fund	3,541	3,285
Investment in Delta House	119	119
Oil and gas properties:
Advances to operators for capital expenditures	-	103
Proved properties	42,970	42,885
Less: accumulated depletion and amortization	(37,147)	(36,050)
Total oil and gas properties, net	5,823	6,938
Total assets	$12,857	$13,162
Liabilities and Members' Capital
Current liabilities:
Due to operators	$108	$176
Accrued expenses	51	49
Asset retirement obligations	267	323
Total current liabilities	426	548
Due to operators	17	17
Asset retirement obligations	2,104	1,928
Total liabilities	2,547	2,493
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(10,541)	(10,265)
Retained earnings	13,430	13,046
Manager's total	2,889	2,781
Shareholders:
Capital contributions (935 shares authorized; 870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(61,902)	(60,337)
Accumulated deficit	(44,925)	(46,023)
Shareholders' total	7,421	7,888
Total members' capital	10,310	10,669
Total liabilities and members' capital	$12,857	$13,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Oil and gas revenue	$2,015	$2,144	$3,706	$4,574
Other revenue	78	114	112	222
Total revenue	2,093	2,258	3,818	4,796
Expenses
Depletion and amortization	606	900	1,207	1,858
Operating expenses	330	344	682	690
Management fees to affiliate (Note 2)	233	242	466	483
General and administrative expenses	52	52	109	104
Total expenses	1,221	1,538	2,464	3,135
Income from operations	872	720	1,354	1,661
Other income
Dividend income	4	6	8	12
Interest income	62	28	120	51
Total other income	66	34	128	63
Net income	$938	$754	$1,482	$1,724

Manager Interest
Net income	$222	$238	$384	$518

Shareholder Interest
Net income	$716	$516	$1,098	$1,206
Net income per share	$823	$593	$1,262	$1,385

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2024
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2023	-	870.6486	$2,781	$7,888	$10,669
Distributions		-	(133)	(755)	(888)
Net income	-	-	162	382	544
Balances, March 31, 2024	-	870.6486	$2,810	$7,515	$10,325
Distributions		-	(143)	(810)	(953)
Net income	-	-	222	716	938
Balances, June 30, 2024	-	870.6486	$2,889	$7,421	$10,310

		Six months ended June 30, 2023
		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2022	-	870.6486	$2,713	$10,680	$13,393
Distributions		-	(319)	(1,810)	(2,129)
Net income	-	-	280	690	970
Balances, March 31, 2023	-	870.6486	$2,674	$9,560	$12,234
Distributions		-	(249)	(1,408)	(1,657)
Net income	-	-	238	516	754
Balances, June 30, 2023	-	870.6486	$2,663	$8,668	$11,331

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities
Net income	$1,482	$1,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	1,207	1,858
Accretion expense	65	48
Changes in assets and liabilities:
Decrease in production receivable	12	401
Increase in due from affiliate	(15)	(14)
Decrease (increase) in other current assets	65	(92)
Decrease in due to operators	(68)	(22)
Increase (decrease) in accrued expenses	2	(12)
Settlement of asset retirement obligations	(55)	(141)
Net cash provided by operating activities	2,695	3,750

Cash flows from investing activities
Credits (capital expenditures) for oil and gas properties	18	(63)
Proceeds from salvage fund	55	141
Increase in salvage fund	(255)	(180)
Net cash used in investing activities	(182)	(102)

Cash flows from financing activities
Distributions	(1,841)	(3,786)
Net cash used in financing activities	(1,841)	(3,786)

Net increase (decrease) in cash and cash equivalents	672	(138)
Cash and cash equivalents, beginning of period	1,779	2,277
Cash and cash equivalents, end of period	$2,451	$2,139

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$103	$-

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2023 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2024.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and six months ended June 30, 2024 and 2023, there were no impairments of the Fund’s investment in Delta House.

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

	Six months ended June 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$2,251	$1,998
Liabilities settled	(55)	(141)
Accretion expense	65	48
Revision of estimates	110	33
Balance, end of period	$2,371	$1,938

During the six months ended June 30, 2024, the Fund recorded depletion expense totaling $0.1 million related to adjustments to asset retirement obligations for fully depleted properties.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and six months ended June 30, 2024 and 2023, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2024 and 2023. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued accounting guidance on the required disclosures for segment reporting.  The accounting guidance is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss.  The accounting guidance is effective for the Fund for the fiscal year ending December 31, 2024 and for interim periods within the fiscal year ending December 31, 2025 on a retrospective basis.  The Fund is currently evaluating the effect of this accounting guidance on the Fund’s disclosures.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and six months ended June 30, 2024 and 2023 were $0.2 million and $0.5 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and six months ended June 30, 2024 were $0.1 million and $0.3 million, respectively. Distributions paid to the Manager during the three and six months ended June 30, 2023 were $0.2 million and $0.6 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC and DH Sales and Transport, LLC, wholly-owned subsidiaries of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta, Diller and Marmalard projects.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and six months ended June 30, 2024, the Fund earned $33 thousand and $47 thousand, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and six months ended June 30, 2023, the Fund earned $48 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of June 30, 2024 and December 31, 2023, the Fund’s receivables of $27 thousand and $12 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of June 30, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $10.0 million (which include asset retirement obligations for the Fund’s projects of $4.1 million), of which $1.4 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although the oil market demonstrated stability during the first half of 2024, the physical crude market continues to be tight and is expected to remain so for the remainder of the year. Oil prices continue to be supported by the active supply-side management of OPEC Plus and are constantly adjusting to reflect changes in both the current status and future expectations of the supply/demand balance, which is impacted by various market pressures. In addition, ongoing geopolitical conditions, including the military conflicts between Russia-Ukraine and Israel-Hamas and the global response to such conflicts, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2024 and December 31, 2023, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

On April 24, 2024, BOEM published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.   That litigation is ongoing. The Fund is still evaluating the impact of the new rule on its operations and financial condition and the impact is currently uncertain. The Fund will continue to maintain the salvage fund, a separate interest-bearing account, to fund its proportionate share of the estimated future costs of decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

Market Conditions

Although the oil market demonstrated stability during the first half of 2024, the physical crude market continues to be tight and is expected to remain so for the remainder of the year. Oil prices continue to be supported by the active supply-side management of OPEC Plus and are constantly adjusting to reflect changes in both the current status and future expectations of the supply/demand balance, which is impacted by various market pressures. In addition, ongoing geopolitical conditions, including the military conflicts between Russia-Ukraine and Israel-Hamas and the global response to such conflicts, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

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

The overall trend for the oil prices has been favorable during the first half of 2024, which positively impacted the cash flow generated by the Fund’s projects. In addition, the Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2024 and 2023 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2024	Budget	Status
		(in thousands)

Beta Project	2.93%	$29,602	$33,650	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. The Fund expects to spend $1.9 million for additional development costs and $2.1 million for asset retirement obligations.
Diller Project	0.88%	$3,746	$4,044	The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. One well in the Diller Project, which was shut-in since April 2023 due to a mechanical issue, did not resume production. The operator of the project filed a cessation of production notice with the BOEM with last production date of September 3, 2023. The Fund expects to spend $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$6,855	$11,646

The Marmalard Project is expected to include the development of six wells.  Four wells commenced production in 2015. Well #1 is currently shut-in due to a mechanical issue. Remediation work is scheduled to start in November 2024, and production is expected to resume in January 2025. Well #5, which commenced production in early January 2024, is currently shut-in due to a downhole mechanical failure. A sidetrack operation is scheduled to begin in July 2024, and production is expected to resume in December 2024. Well #6 is anticipated to be drilled, completed, and commence production in 2026.   The Fund expects to spend $4.0 million for additional development costs and $0.8 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2024 and 2023, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue
Oil and gas revenue	$2,015	$2,144	$3,706	$4,574
Other revenue	78	114	112	222
Total revenue	2,093	2,258	3,818	4,796
Expenses
Depletion and amortization	606	900	1,207	1,858
Operating expenses	330	344	682	690
Management fees to affiliate	233	242	466	483
General and administrative expenses	52	52	109	104
Total expenses	1,221	1,538	2,464	3,135
Income from operations	872	720	1,354	1,661
Other income
Dividend income	4	6	8	12
Interest income	62	28	120	51
Total other income	66	34	128	63
Net income	$938	$754	$1,482	$1,724

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2024 and 2023. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Number of wells producing	11	13	13	13
Total number of production days	1,001	1,099	1,952	2,240
Oil sales (in thousands of barrels)	23	28	44	59
Average oil price per barrel	$81	$73	$78	$73
Gas sales (in thousands of mcfs)	41	43	77	96
Average gas price per mcf	$3.02	$2.89	$3.10	$3.16

The decreases in number of wells producing and production days noted in the table above were primarily attributable to one well in the Diller Project, which was shut-in in early-April 2023 due to a mechanical issue and did not resume production. The decreases were also attributable to one well in the Marmalard Project, which was shut-in for the majority of the first half of 2024 due to a mechanical issue. Remediation work is scheduled to start in November 2024 to restore production from the well. The decreases in sales volumes were primarily related to natural declines in production from the Beta Project. These decreases in sales volumes were also attributable to one well in the Marmalard Project, which was shut-in for the majority of the first half of 2024. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2024 was $2.0 million, a decrease of $0.1 million from the three months ended June 30, 2023. The decrease was attributable to decreased sales volume totaling $0.3 million, partially offset by increased oil and gas prices totaling $0.2 million.

Oil and gas revenue during the six months ended June 30, 2024 was $3.7 million, a decrease of $0.9 million from the six months ended June 30, 2023. The decrease was primarily attributable to decreased sales volume totaling $1.1 million, partially offset by increased oil prices totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2024 was $0.6 million, a decrease of $0.3 million from the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in the average depletion rate totaling $0.2 million coupled with a decrease in production volumes totaling $0.1 million.

Depletion and amortization during the six months ended June 30, 2024 was $1.2 million, a decrease of $0.7 million from the six months ended June 30, 2023. The decrease was attributable to a decrease in production volumes totaling $0.4 million coupled with a decrease in the average depletion rate totaling $0.3 million, partially offset by adjustments to the asset retirement obligations related to fully depleted properties totaling $0.1 million during the six months ended June 30, 2024.

The decreases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Lease operating expense	$191	$173	$326	$348
Transportation and processing expense	71	83	132	176
Workover expense	16	34	112	55
Accretion expense	32	24	65	48
Insurance expense	20	30	47	63
	$330	$344	$682	$690

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.3 million ($9.29 per barrel of oil equivalent or “BOE”) and $0.5 million ($8.85 per BOE) during the three and six months ended June 30, 2024, respectively, compared to $0.3 million ($8.16 per BOE) and $0.6 million ($7.87 per BOE) during the three and six months ended June 30, 2023, respectively.

Production costs were relatively consistent during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increase in production costs per BOE during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily attributable to the Diller Project, which had higher production costs per BOE during the three months ended June 30, 2024 due to increased chemical costs incurred to remediate a hydrate issue. Production costs per BOE during the six months ended June 30, 2024 were relatively consistent compared to the six months ended June 30, 2023.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2024 were $2.7 million, primarily related to revenue received of $3.8 million and interest income received of $0.1 million, partially offset by operating expenses of $0.6 million, management fees of $0.5 million and general and administrative expenses of $0.1 million.

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

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2024 were $0.2 million, primarily related to investments in salvage fund of $0.3 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities during the six months ended June 30, 2023 were $0.1 million, related to investments in salvage fund of $0.2 million and capital expenditures for oil and gas properties of $0.1 million, partially offset by proceeds from the salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2024 were $1.8 million, related to manager and shareholder distributions.

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

As of June 30, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $10.0 million (which include asset retirement obligations for the Fund’s projects of $4.1 million), of which $1.4 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2024 and December 31, 2023, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2024.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC

Dated:	August 5, 2024	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

