Form 10-Q
period 2024-09-30
Ridgewood Energy O Fund LLC
filed 2024-11-04
CIK 1315061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No. 000-51924

Ridgewood Energy O Fund, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0774429 (I.R.S. Employer Identification No.)

1254 Enclave Parkway, Houston, TX  77077

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

As of November 4, 2024, there were 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,698	$1,779
Salvage fund	374	323
Production receivable	452	640
Due from affiliate (Note 2)	25	12
Other current assets	123	66
Total current assets	3,672	2,820
Salvage fund	3,560	3,285
Investment in Delta House	119	119
Oil and gas properties:
Advances to operators for capital expenditures	-	103
Proved properties	42,948	42,885
Less: accumulated depletion and amortization	(37,658)	(36,050)
Total oil and gas properties, net	5,290	6,938
Total assets	$12,641	$13,162

Liabilities and Members' Capital
Current liabilities:
Due to operators	$108	$176
Accrued expenses	64	49
Asset retirement obligations	374	323
Total current liabilities	546	548
Due to operators	17	17
Asset retirement obligations	2,025	1,928
Total liabilities	2,588	2,493
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(10,681)	(10,265)
Retained earnings	13,598	13,046
Manager's total	2,917	2,781
Shareholders:
Capital contributions (935 shares authorized; 870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(62,696)	(60,337)
Accumulated deficit	(44,416)	(46,023)
Shareholders' total	7,136	7,888
Total members' capital	10,053	10,669
Total liabilities and members' capital	$12,641	$13,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Oil and gas revenue	$1,634	$2,220	$5,340	$6,794
Other revenue	94	58	206	280
Total revenue	1,728	2,278	5,546	7,074
Expenses
Depletion and amortization	511	909	1,718	2,767
Operating expenses	323	323	1,005	1,013
Management fees to affiliate (Note 2)	233	240	699	723
General and administrative expenses	55	58	164	162
Total expenses	1,122	1,530	3,586	4,665
Income from operations	606	748	1,960	2,409
Other income
Dividend income	5	6	13	18
Interest income	66	48	186	99
Total other income	71	54	199	117
Net income	$677	$802	$2,159	$2,526

Manager Interest
Net income	$168	$244	$552	$762

Shareholder Interest
Net income	$509	$558	$1,607	$1,764
Net income per share	$584	$640	$1,845	$2,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2024
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2023	-	870.6486	$2,781	$7,888	$10,669
Distributions		-	(133)	(755)	(888)
Net income	-	-	162	382	544
Balances, March 31, 2024	-	870.6486	$2,810	$7,515	$10,325
Distributions		-	(143)	(810)	(953)
Net income	-	-	222	716	938
Balances, June 30, 2024	-	870.6486	$2,889	$7,421	$10,310
Distributions		-	(140)	(794)	(934)
Net income	-	-	168	509	677
Balances, September 30, 2024	-	870.6486	$2,917	$7,136	$10,053

	Nine months ended September 30, 2023
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2022	-	870.6486	$2,713	$10,680	$13,393
Distributions		-	(319)	(1,810)	(2,129)
Net income	-	-	280	690	970
Balances, March 31, 2023	-	870.6486	$2,674	$9,560	$12,234
Distributions		-	(249)	(1,408)	(1,657)
Net income	-	-	238	516	754
Balances, June 30, 2023	-	870.6486	$2,663	$8,668	$11,331
Distributions		-	(162)	(921)	(1,083)
Net income	-	-	244	558	802
Balances, September 30, 2023	-	870.6486	$2,745	$8,305	$11,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities
Net income	$2,159	$2,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	1,718	2,767
Accretion expense	98	71
Changes in assets and liabilities:
Decrease in production receivable	188	270
(Increase) decrease in due from affiliate	(13)	4
Increase in other current assets	(57)	(142)
(Decrease) increase in due to operators	(68)	21
Increase (decrease) in accrued expenses	15	(102)
Settlement of asset retirement obligations	(60)	(189)
Net cash provided by operating activities	3,980	5,226

Cash flows from investing activities
Advance payments to operators for capital expenditures for oil and gas properties	-	(265)
Credits (capital expenditures) for oil and gas properties	40	(284)
Proceeds from salvage fund	60	189
Increase in salvage fund	(386)	(294)
Net cash used in investing activities	(286)	(654)

Cash flows from financing activities
Distributions	(2,775)	(4,869)
Net cash used in financing activities	(2,775)	(4,869)

Net increase (decrease) in cash and cash equivalents	919	(297)
Cash and cash equivalents, beginning of period	1,779	2,277
Cash and cash equivalents, end of period	$2,698	$1,980

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$103	$-

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2023 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2024.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and nine months ended September 30, 2024 and 2023, there were no impairments of the Fund’s investment in Delta House.

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

	Nine months ended September 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$2,251	$1,998
Liabilities incurred	-	35
Liabilities settled	(60)	(189)
Accretion expense	98	71
Revision of estimates	110	135
Balance, end of period	$2,399	$2,050

During the nine months ended September 30, 2024 and 2023, the Fund recorded depletion expense totaling $0.1 million related to adjustments to asset retirement obligations for fully depleted properties.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and nine months ended September 30, 2024 and 2023, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2024 and 2023. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2024 and 2023 were $0.2 million and $0.7 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2024 were $0.1 million and $0.4 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2023 were $0.2 million and $0.7 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC and DH Sales and Transport, LLC, wholly-owned subsidiaries of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta, Diller and Marmalard projects.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and nine months ended September 30, 2024, the Fund earned $40 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and nine months ended September 30, 2023, the Fund earned $25 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of September 30, 2024 and December 31, 2023, the Fund’s receivables of $25 thousand and $12 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of September 30, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $10.0 million (which include asset retirement obligations for the Fund’s projects of $4.1 million), of which $2.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although the oil market demonstrated stability during the first half of 2024, oil prices started declining during August 2024 and September 2024. Management believes the major headwind for the crude market remains China’s weakening economy, as well as the potential for a broader global recession, which could include an economic slowdown in the U.S. In addition, OPEC Plus is scheduled to start gradually easing its output curbs in December 2024. The physical crude market, however, continues to be tight and is expected to remain so for the remainder of the year. In addition, ongoing geopolitical conditions, including the military conflicts between Russia-Ukraine and Israel-Iran (and proxies) and the global response to such conflicts, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2024 and December 31, 2023, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements aside from the following:

On August 19, 2024, the U.S. District Court for the District of Maryland issued a decision in Sierra Club, et al. (Plaintiffs) v. National Marine Fisheries Service (“NMFS”), et al. (Defendants), and American Petroleum Institute, et al. (Intervenors), which vacated the U.S. Department of Commerce, NMFS 2020 programmatic Biological Opinion on the Federally Regulated Oil and Gas Program Activities in the Gulf of Mexico (the “2020 BiOp”), and corresponding Incidental Take Statement (“ITS”), for violations of the Endangered Species Act (“ESA”).  The court made the vacatur of the 2020 BiOp effective as of December 20, 2024. The defendants in the Sierra Club Case filed an appeal and, alternatively, asked the Maryland Court for a stay of its order to vacate, pending the appeal. On October 21, 2024, the Maryland Court extended the vacatur of the 2020 BiOp to May 21, 2025. The ESA, among other things, requires federal agencies to ensure that agency action is not likely to jeopardize the continued existence of any endangered or threatened species. Any agency whose action “may affect” ESA protected species, i.e., the “action agency,” must consult the “expert agency” before taking that action. Those ESA consultations are formalized in a biological opinion, and if the expert agency concludes that the action is likely to jeopardize a species or result in harm to its habitat, i.e., a jeopardy determination, then the expert agency must also propose a reasonable prudent alternative (“RPA”) to avoid those adverse effects. NMFS has previously undertaken multiple consultations relating to federal oil and gas leases in the GOM OCS using a broad or "programmatic" approach, meaning that the resulting BiOp issued in March 2020 was intended to cover all federal activities associated with all oil and gas operations in the Gulf of Mexico Outer Continental Shelf (“OCS”) under existing and new leases through 2029. The 2020 BiOp concluded that no ESA-listed species would be jeopardized by oil and gas leases except the Rice's whale which then had an RPA analysis and corresponding ITS prepared associated with it. NMFS has indicated that a new BiOp would not be issued until late winter/early spring 2025 at the earliest. The Fund cannot at this time predict how this matter may impact the Fund’s operations.

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

On April 18, 2023, BSEE published a final rule at 88 FR 23569 on Risk Management, Financial Assurance and Loss Prevention effective May 18, 2023 to clarify and formalize its regulations related to decommissioning responsibilities of OCS oil, gas, and sulfur lessees and grant holders to ensure compliance with lease, grant, and regulatory obligations. The rule implements provisions of the proposed rule intended to clarify decommissioning responsibilities of right-of-use and easement grant holders and to formalize BSEE's policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws the proposal set forth in the 2020 proposed rule to amend BSEE's regulations to require BSEE to proceed in reverse chronological order against predecessor lessees, owners of operating rights, and grant holders when requiring such entities to perform their accrued decommissioning obligations if the current lessees, owners, or holders have failed to perform. In addition, BSEE also decided not to finalize the proposed appeal bonding requirements in this final rule.

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

Market Conditions

Although the oil market demonstrated stability during the first half of 2024, oil prices started declining during August 2024 and September 2024. Management believes the major headwind for the crude market remains China’s weakening economy, as well as the potential for a broader global recession, which could include an economic slowdown in the U.S. In addition, OPEC Plus is scheduled to start gradually easing its output curbs in December 2024. The physical crude market, however, continues to be tight and is expected to remain so for the remainder of the year. In addition, ongoing geopolitical conditions, including the military conflicts between Russia-Ukraine and Israel-Iran (and proxies) and the global response to such conflicts, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

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

Aside from the decreases in August and September, the overall trend for oil prices has been favorable so far in 2024, which positively impacted the cash flow generated by the Fund’s projects. In addition, the Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2024 and 2023 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war (such as the invasion of Ukraine by Russia and the evolving Israel-Iran (and proxies) conflict), terrorism, political unrest, or health epidemics;

•	weather conditions;

•	economic conditions, including the impact of continued inflation and associated changes in monetary policy and demand for petroleum-based products;

•	actions by OPEC Plus, the Organization of the Petroleum Exporting Countries and other state-controlled oil companies;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2024	Budget	Status
		(in thousands)

Beta Project	2.93%	$29,602	$33,650	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. The Fund expects to spend $1.9 million for additional development costs and $2.1 million for asset retirement obligations.
Diller Project	0.88%	$3,746	$4,044	The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. One well in the Diller Project, which was shut-in since April 2023 due to a mechanical issue, did not resume production. The operator of the project filed a cessation of production notice with the BOEM with last production date of September 3, 2023. The Fund expects to spend $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$6,833	$11,624

The Marmalard Project is expected to include the development of six wells.  Four wells commenced production in 2015. Well #2 is currently shut-in due to a mechanical issue. The well's remediation plan is currently under review. Well #5, which commenced production in early January 2024, is currently shut-in due to a downhole mechanical failure. A sidetrack operation is scheduled to begin in December 2024, and production is expected to resume in May 2025. Well #6 is anticipated to be drilled, completed, and commence production in 2026.   The Fund expects to spend $4.0 million for additional development costs and $0.8 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2024 and 2023, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue
Oil and gas revenue	$1,634	$2,220	$5,340	$6,794
Other revenue	94	58	206	280
Total revenue	1,728	2,278	5,546	7,074
Expenses
Depletion and amortization	511	909	1,718	2,767
Operating expenses	323	323	1,005	1,013
Management fees to affiliate	233	240	699	723
General and administrative expenses	55	58	164	162
Total expenses	1,122	1,530	3,586	4,665
Income from operations	606	748	1,960	2,409
Other income
Dividend income	5	6	13	18
Interest income	66	48	186	99
Total other income	71	54	199	117
Net income	$677	$802	$2,159	$2,526

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2024 and 2023. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Number of wells producing	11	13	13	13
Total number of production days	966	1,078	2,918	3,318
Oil sales (in thousands of barrels)	20	25	65	84
Average oil price per barrel	$75	$82	$77	$75
Gas sales (in thousands of mcfs)	37	41	116	140
Average gas price per mcf	$2.89	$3.18	$2.97	$3.09

The decreases in number of wells producing and production days noted in the table above were primarily attributable to one well in the Diller Project, which was shut-in in early-April 2023 due to a mechanical issue and did not resume production. The decreases were also attributable to one well in the Marmalard Project, which was shut-in for the majority of 2024 due to a mechanical issue. The well’s remediation plan is currently under review. The decreases in sales volumes were primarily related to natural declines in production from the Beta Project. These decreases in sales volumes were also attributable to one well in the Marmalard Project, which was shut-in for the majority of 2024. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2024 was $1.6 million, a decrease of $0.6 million from the three months ended September 30, 2023. The decrease was attributable to decreased sales volume totaling $0.4 million coupled with decreased oil and gas prices totaling $0.2 million.

Oil and gas revenue during the nine months ended September 30, 2024 was $5.3 million, a decrease of $1.5 million from the nine months ended September 30, 2023. The decrease was primarily attributable to decreased sales volume totaling $1.6 million, partially offset by increased oil prices totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2024 was $0.5 million, a decrease of $0.4 million from the three months ended September 30, 2023. The decrease was attributable to a decrease in the average depletion rate totaling $0.2 million, a decrease in production volumes totaling $0.1 million and an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million during the three months ended September 30, 2023.

Depletion and amortization during the nine months ended September 30, 2024 was $1.7 million, a decrease of $1.0 million from the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in production volumes totaling $0.6 million coupled with a decrease in the average depletion rate totaling $0.4 million.

The decreases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Lease operating expense	$196	$152	$522	$500
Transportation and processing expense	62	78	194	254
Workover expense	6	38	118	93
Accretion expense and other	33	23	98	71
Insurance expense	26	32	73	95
	$323	$323	$1,005	$1,013

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.3 million ($10.71 per barrel of oil equivalent or “BOE”) and $0.8 million ($9.40 per BOE) during the three and nine months ended September 30, 2024, respectively, compared to $0.3 million ($8.07 per BOE) and $0.8 million ($7.90 per BOE) during the three and nine months ended September 30, 2023, respectively.

Production costs were relatively consistent during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The increases in production costs per BOE during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily attributable to the Diller Project, which had higher production costs per BOE during the three and nine months ended September 30, 2024 due to increased chemical costs incurred to remediate a hydrate issue, and the Beta Project’s reduced production volumes.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2024 were $4.0 million, primarily related to revenue received of $5.7 million and interest income received of $0.2 million, partially offset by operating expenses of $1.0 million, management fees of $0.7 million, general and administrative expenses of $0.2 million and settlements of asset retirement obligations of $0.1 million.

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

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2024 were $0.3 million, primarily related to investments in salvage fund of $0.4 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities during the nine months ended September 30, 2023 were $0.7 million, related to capital expenditures for oil and gas properties of $0.5 million, inclusive of advances, and investments in salvage fund of $0.3 million, partially offset by proceeds from the salvage fund of $0.2 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2024 were $2.8 million, related to manager and shareholder distributions.

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

As of September 30, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $10.0 million (which include asset retirement obligations for the Fund’s projects of $4.1 million), of which $2.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2024 and December 31, 2023, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2024.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC

Dated:	November 4, 2024	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

