Form 10-Q
period 2026-09-30
Ridgewood Energy O Fund LLC
filed 2026-11-03
CIK 1315061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, there were 870.6486 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,926	$3,082
Salvage fund	120	343
Production receivable	693	398
Due from affiliate (Note 3)	14	18
Other current assets	113	84
Total current assets	2,866	3,925
Salvage fund	4,154	3,776
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	46,101	44,255
Less: accumulated depletion and amortization	(41,065)	(39,840)
Total oil and gas properties, net	5,036	4,415
Total assets	$12,175	$12,235

Liabilities and Members' Capital
Current liabilities:
Due to operators	$524	$261
Accrued expenses	64	69
Asset retirement obligations	120	343
Total current liabilities	708	673
Asset retirement obligations	3,043	2,895
Total liabilities	3,751	3,568

Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(11,442)	(11,069)
Retained earnings	14,608	14,103
Manager's total	3,166	3,034

Shareholders:
Capital contributions (935 shares authorized; 870.6486 issued and outstanding)	128,990	128,990
Syndication costs	(14,742)	(14,742)
Distributions	(67,016)	(64,900)
Accumulated deficit	(41,974)	(43,715)
Shareholders' total	5,258	5,633
Total members' capital	8,424	8,667
Total liabilities and members' capital	$12,175	$12,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Oil and gas revenue	$1,758	$1,082	$4,830	$3,700
Other revenue	46	78	150	271
Total revenue	1,804	1,160	4,980	3,971
Expenses
Depletion and amortization	453	489	1,225	1,488
Operating expenses	308	540	833	1,205
Management fees to affiliate (Note 3)	220	232	661	700
General and administrative expenses	66	65	206	208
Total expenses	1,047	1,326	2,925	3,601
Income (loss) from operations	757	(166)	2,055	370
Other income
Dividend income	5	4	15	14
Interest income	56	59	176	173
Total other income	61	63	191	187
Net income (loss)	$818	$(103)	$2,246	$557

Manager Interest
Net income	$186	$52	$505	$291

Shareholder Interest
Net income (loss)	$632	$(155)	$1,741	$266
Net income (loss) per share	$726	$(179)	$2,000	$305

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

		Nine months ended September 30, 2026
		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2025	-	870.6486	$3,034	$5,633	$8,667
Distributions		-	(79)	(446)	(525)
Net income	-	-	104	292	396
Balances, March 31, 2026	-	870.6486	$3,059	$5,479	$8,538
Distributions		-	(140)	(794)	(934)
Net income	-	-	215	817	1,032
Balances, June 30, 2026	-	870.6486	$3,134	$5,502	$8,636
Distributions		-	(154)	(876)	(1,030)
Net income	-	-	186	632	818
Balances, September 30, 2026	-	870.6486	$3,166	$5,258	$8,424

		Nine months ended September 30, 2025
		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2024	-	870.6486	$2,962	$6,962	$9,924
Distributions		-	(72)	(409)	(481)
Net income	-	-	130	314	444
Balances, March 31, 2025	-	870.6486	$3,020	$6,867	$9,887
Distributions		-	(90)	(509)	(599)
Net income	-	-	109	107	216
Balances, June 30, 2025	-	870.6486	$3,039	$6,465	$9,504
Distributions		-	(63)	(358)	(421)
Net income (loss)	-	-	52	(155)	(103)
Balances, September 30, 2025	-	870.6486	$3,028	$5,952	$8,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY O FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities
Net income	$2,246	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	1,225	1,488
Accretion expense	148	163
Changes in assets and liabilities:
(Increase) decrease in production receivable	(295)	58
Decrease in due from affiliate	4	7
Increase in other current assets	(29)	(43)
(Decrease) increase in due to operators	(114)	35
Decrease in accrued expenses	(5)	(2)
Settlement of asset retirement obligations	(449)	(352)
Net cash provided by operating activities	2,731	1,911

Cash flows from investing activities
Advance payments to operators for capital expenditures for oil and gas properties	-	(3)
Capital expenditures for oil and gas properties	(1,494)	(1,387)
Proceeds from insurance recovery	251	507
Proceeds from salvage fund	449	354
Increase in salvage fund	(604)	(416)
Net cash used in investing activities	(1,398)	(945)

Cash flows from financing activities
Distributions	(2,489)	(1,501)
Net cash used in financing activities	(2,489)	(1,501)

Net decrease in cash and cash equivalents	(1,156)	(535)
Cash and cash equivalents, beginning of period	3,082	2,954
Cash and cash equivalents, end of period	$1,926	$2,419

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$412	$31

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2025 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2026.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and nine months ended September 30, 2026 and 2025, there were no impairments of the Fund’s investment in Delta House.

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

	Nine months ended September 30,
	2026	2025
	(in thousands)
Balance, beginning of period	$3,238	$3,247
Liabilities settled	(449)	(352)
Accretion expense	148	163
Revision of estimates	226	241
Balance, end of period	$3,163	$3,299

During the nine months ended September 30, 2026, the Fund’s revision of estimate primarily related to the asset retirement obligation for the Diller Project’s Well #2 to be in line with operator estimate for the specific plug and abandonment operation to be performed for this well.  The offset to the increase in the asset retirement obligation was recorded to “Proved properties” on the Fund’s balance sheet. The operator began to plug and abandon this well in July 2026 which was completed in September 2026. The subsea plug and abandonment operation related to this well will be performed in the fourth quarter 2026. During the nine months ended September 30, 2025, the Fund recorded depletion expense totaling $0.2 million related to adjustments to asset retirement obligations for fully depleted properties.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and nine months ended September 30, 2026 and 2025, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2026 and 2025. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

The Fund, as well as other Funds managed by the Manager, that have an ownership interest in the Beta Project elected not to participate in the drilling of the 5th well proposed by the operator Walter Oil and Gas Corporation. As a result, the Fund was due reimbursement under the terms of the Beta Unit Operating Agreement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other participating third-party working interest owners for the 5th well. On January 21, 2026, the Fund received reimbursement for slot related costs of $0.1 million, which was recorded as a reduction to oil and gas properties on the Fund’s balance sheet as of September 30, 2026 and presented within “Capital expenditures for oil and gas properties” in the investing section of the Fund’s statement of cash flows for the period ended September 30, 2026.

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2026 and 2025 were $0.2 million and $0.7 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2026 were $0.2 million and $0.4 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2025 were $0.1 million and $0.2 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC and DH Sales and Transport, LLC, wholly-owned subsidiaries of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta, Diller and Marmalard projects.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and nine months ended September 30, 2026, the Fund earned $20 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and nine months ended September 30, 2025, the Fund earned $33 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of September 30, 2026 and December 31, 2025, the Fund’s receivables of $14 thousand and $18 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

4.	Commitments and Contingencies

Capital Commitments

As of September 30, 2026, the Fund’s estimated capital commitments related to its oil and gas properties were $6.0 million (which include asset retirement obligations for the Fund’s projects of $4.6 million), of which $0.4 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2026 and December 31, 2025, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

During the nine months ended September 30, 2026, the Fund received the remaining insurance proceeds of $0.3 million related to the insurance claim on Marmalard well #5’s sidetrack operation that began in March 2025 and was completed in August 2025.  The sidetrack operation was needed to resume the well’s production due to a downhole mechanical failure that occurred after the well was completed in 2024.

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

The measure of segment assets is reported on the balance sheet as total assets.

The following table is a summary of segment information for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Oil and gas revenue	$1,758	$1,082	$4,830	$3,700
Other revenue	46	78	150	271
Total revenue	1,804	1,160	4,980	3,971
Less:
Depletion and amortization	453	489	1,225	1,488
Lease operating expense	137	190	390	564
Transportation and processing expense	55	47	148	150
Insurance expense	70	39	120	87
Workover (credit) expense	(3)	211	27	241
Management fees to affiliate	220	232	661	700
Other segment items	54	55	163	184
Net income (loss)	$818	$(103)	$2,246	$557

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

The Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2026 and 2025 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2026	Budget	Status
		(in thousands)

Beta Project	2.93%	$31,660	$34,673

The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. Well #4 was shut-in for pressure build that occurred during third quarter 2025. A rig recompletion operation for Well #4 that began in January 2026 was completed with the well returning to production in March 2026. A rig recompletion operation for Well #5 that began in March 2026 was completed with the well returning to production in May 2026. Rig recompletion on Well #2 that began in July 2026 was completed with the well returning to production in September 2026. The Fund expects to spend $0.3 million for additional development costs. Well #3 was shut-in for pressure build that occurred during third quarter 2025. The operator completed a rig recompletion operation of Well #3 in July 2026 that the Fund elected to non-consent. The Fund expects to spend $2.7 million for asset retirement obligations.

Diller Project	0.88%	$3,775	$4,134

The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. Well #1 is currently producing. Well #2 was permanently shut-in during 2023 and did not resume production. The operator began to plug and abandon this well in July 2026 which was completed in September 2026. The subsea plug and abandonment operation related to this well will be performed in the fourth quarter 2026. The Fund expects to spend $0.4 million for asset retirement obligations.

Marmalard Project	0.84%	$6,778	$8,671	The Marmalard Project includes the development of five wells. Four wells commenced production in 2015. Well #2 was shut-in since first quarter 2024 due to a mechanical issue. During third quarter 2025 a workover operation could not restore production from this well and it was plugged and abandoned in Q4 2025. Well #5, which commenced production in early January 2024 and was shut-in due to a downhole mechanical failure, returned to production in late August 2025 after a sidetrack operation was completed. Well #3 has been shut-in since December 2025 due to a mechanical issue. The Fund expects to spend $1.0 million for additional development costs and $0.9 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2026 and 2025, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Oil and gas revenue	$1,758	$1,082	$4,830	$3,700
Other revenue	46	78	150	271
Total revenue	1,804	1,160	4,980	3,971
Expenses
Depletion and amortization	453	489	1,225	1,488
Operating expenses	308	540	833	1,205
Management fees to affiliate	220	232	661	700
General and administrative expenses	66	65	206	208
Total expenses	1,047	1,326	2,925	3,601
Income (loss) from operations	757	(166)	2,055	370
Other income
Dividend income	5	4	15	14
Interest income	56	59	176	173
Total other income	61	63	191	187
Net income (loss)	$818	$(103)	$2,246	$557

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2026 and 2025. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Number of wells producing	10	12	10	12
Total number of production days	787	888	2,266	2,863
Oil sales (in thousands of barrels)	19	16	51	51
Average oil price per barrel	$88	$65	$87	$67
Gas sales (in thousands of mcfs)	33	27	93	90
Average gas price per mcf	$3.65	$3.34	$3.99	$3.68

The production related decreases noted in the table above were primarily attributable to the Beta Project, which had been undergoing a series of recompletion operations. Recompletion work on the first, second and third wells were completed in March, May and September 2026, respectively, and all wells have since been returned to production and are producing at a higher rate. In addition, one well in the Beta Project was not producing during the nine months ended September 30, 2026 due to a mechanical issue; the operator proposed a recompletion operation in which the Fund elected to non-consent. The Beta Project’s production volumes were also further impacted by natural declines in production. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2026 was $1.8 million, an increase of $0.7 million from the three months ended September 30, 2025. The increase was attributable to increased oil and gas prices totaling $0.5 million coupled with increased sales volume totaling $0.2 million.

Oil and gas revenue during the nine months ended September 30, 2026 was $4.8 million, an increase of $1.1 million from the nine months ended September 30, 2025. The increase was primarily attributable to increased oil and gas prices totaling $1.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2026 was $0.5 million, a decrease of $36 thousand from the three months ended September 30, 2025. The decrease was attributable to adjustments to the asset retirement obligations related to fully depleted properties totaling $0.1 million during the three months ended September 30, 2025, a decrease in the average depletion rate totaling $0.1 million, partially offset by an increase in the production volumes totaling $0.1 million.

Depletion and amortization during the nine months ended September 30, 2026 was $1.2 million, a decrease of $0.3 million from the nine months ended September 30, 2025. The decrease was primarily attributable to adjustments to the asset retirement obligations related to fully depleted properties totaling $0.2 million during the nine months ended September 30, 2025, and a decrease in the average depletion rate totaling $0.1 million.

The decreases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Lease operating expense	$137	$190	$390	$564
Accretion expense	49	53	148	163
Transportation and processing expense	55	47	148	150
Insurance expense	70	39	120	87
Workover (credit) expense	(3)	211	27	241
	$308	$540	$833	$1,205

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.3 million ($10.87 per barrel of oil equivalent or “BOE”) and $0.7 million ($9.88 per BOE) during the three and nine months ended September 30, 2026, respectively, compared to $0.3 million ($13.64 per BOE) and $0.8 million ($12.19 per BOE) during the three and nine months ended September 30, 2025, respectively.

Production costs were relatively consistent during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The decreases in production costs per BOE during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 were primarily attributable to increased production volumes in the Marmalard Project as Well #5 returned to production in late August 2025 after a sidetrack operation was completed.  In addition, there was a credit adjustment recorded for the lease operating expenses related to the Beta well the Fund elected to non-consent for its recompletion as well as a credit received for a Beta Project well’s conductor pipe installation that the Fund went non-consent on when the well was later drilled during the nine months ended September 30, 2026.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2026 were $2.7 million, primarily related to revenue received of $4.7 million and interest income received of $0.2 million, partially offset by operating expenses of $0.8 million, management fees of $0.7 million, the settlement of asset retirement obligations of $0.4 million and general and administrative expenses of $0.2 million.

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

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2026 were $1.4 million, related to capital expenditures for oil and gas properties of $1.5 million, investments in salvage fund of $0.6 million, partially offset by proceeds from the salvage fund of $0.4 million and proceeds from insurance recovery of $0.3 million.

Cash flows used in investing activities during the nine months ended September 30, 2025 were $0.9 million, related to capital expenditures for oil and gas properties of $1.4 million, inclusive of advances, investments in salvage fund of $0.4 million, partially offset by proceeds from insurance recovery of $0.5 million and proceeds from the salvage fund of $0.4 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2026 were $2.5 million, related to manager and shareholder distributions.

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

As of September 30, 2026, the Fund’s estimated capital commitments related to its oil and gas properties were $6.0 million (which include asset retirement obligations for the Fund’s projects of $4.6 million), of which $0.4 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2026 and December 31, 2025, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its President and Partner and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2026.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY O FUND, LLC

Dated:	November 3, 2026	By:	/s/	NILOY SHAH
			Name:	Niloy Shah
			Title:	President and Partner
(Principal Executive Officer)

Dated:	November 3, 2026	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

